Form 10-Q
period 2008-09-30
Sears Oil & Gas
filed 2008-11-12
CIK 1434737

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2008

Commission File Number 333-151300

SEARS OIL AND GAS CORPORATION
(Exact name of registrant as specified in its charter)

Nevada	20-3455830
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

351-B Linden Street
Ft. Collins, Colorado 80524
(970) 224-1189
 (Registrant’s address and telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   ☒                  No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell Company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐                   No  ☒

36,800,000 shares of Common Stock, par value $0.001, were outstanding on November 12, 2008.

SEARS OIL & GAS CORPORATION

PART I ― FINANCIAL INFORMATION

Item 1.                      Financial Statements.

SEARS OIL AND GAS CORPORATION
(A Development Stage Company)

FINANCIAL STATEMENTS

September 30, 2008 and December 31, 2007

C O N T E N T S

Independent Registered Public Accounting Firm

Balance Sheets                                                                                          F-4

Statements of Operations                                                                                    F-5

Statements of Stockholders’ Equity                                                                              F-6

Statements of Cash Flows                                                                                    F-7

Notes to the Financial Statements                                                                                  F-8

SEARS OIL AND GAS CORPORATION
(A Development Stage Company)
Balance Sheets

ASSETS

	September 30,	December 31,
	2008	2007
	(unaudited)
CURRENT ASSETS

Cash	$2,337	$32,223

Total Current Assets	2,337	32,223

TOTAL ASSETS	$2,337	$32,223

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts payable	$-	$-

Total Current Liabilities	-	-

STOCKHOLDERS' EQUITY

Common stock, $0.001 par value, 75,000,000
shares authorized, 36,200,000 and 36,200,000
shares outstanding, respectively	36,200	36,200
Additional paid-in capital	65,800	65,800
Deficit accumulated during the development stage	(99,663)	(69,777)

Total Stockholders' Equity	2,337	32,223

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,337	$32,223

The accompanying notes are an integral part of these financial statements.

SEARS OIL AND GAS CORPORATION
(A Development Stage Company)
Statements of Operations
(Unaudited)

							From Inception
							on September 9,
	For the Three Months Ended				For the Nine Months Ended		2005 Through
	September 30,				September 30,		September 30,
	2008		2007		2008	2007	2008

REVENUES		$-		$-	$-	$-	$-

OPERATING EXPENSES

General and administrative		4,109		8,755	29,886	20,790	99,663

Total Operating Expenses		4,109		8,755	29,886	20,790	99,663

LOSS FROM OPERATIONS		(4,109)		(8,755)	(29,886)	(20,790)	(99,663)

OTHER EXPENSES

Interest expense		-		-	-	-	-

LOSS BEFORE INCOME TAXES		(4,109)		(8,755)	(29,886)	(20,790)	(99,663)

Income Taxes		-		-	-	-	-

NET LOSS		$(4,109)		$(8,755)	$(29,886)	$(20,790)	$(99,663)

BASIC LOSS PER
COMMON SHARE		$(0.00)		$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE
NUMBER OF COMMON
SHARES OUTSTANDING	36,200,000	33,100,000	36,200,000	33,100,000

The accompanying notes are an integral part of these financial statements

SEARS OIL AND GAS CORPORATION
(A Development Stage Company)
Statements of Stockholders' Equity

				Deficit
				Accumulated
			Additional	During the	Total
	Common Stock		Paid-In	Development	Stockholders'
	Shares	Amount	Capital	Stage	Equity

Balance, September 9, 2005	-	$-	$-	$-	$-

Shares issued for services	30,000,000	30,000	10,000	-	40,000

Net loss since inception
through December 31, 2005	-	-	-	(543)	(543)

Balance, December 31, 2005	30,000,000	30,000	10,000	(543)	39,457

Net loss for the year
ended December 31, 2006	-	-	-	(39,186)	(39,186)

Balance, December 31, 2006	30,000,000	30,000	10,000	(39,729)	271

Common stock issued for
cash at $0.01 per share	1,200,000	1,200	10,800	-	12,000

Common stock issued for
services at $0.01 per share	5,000,000	5,000	45,000	-	50,000

Net loss for the year
ended December 31, 2007	-	-	-	(30,048)	(30,048)

Balance, December 31, 2007	36,200,000	36,200	65,800	(69,777)	32,223

Net loss for the nine months ended
September 30, 2008 (unaudited)	-	-	-	(29,886)	(29,886)

Balance, September 30,
2008 (unaudited)	36,200,000	$36,200	$65,800	$(99,663)	$2,337

The accompanying notes are an integral part of these financial statements.

SEARS OIL AND GAS CORPORATION
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

			From Inception
			on September 9,
	For the Nine Months Ended		2005 Through
	September 30,		September 30,
	2008	2007	2008

OPERATING ACTIVITIES

Net loss	$(29,886)	$(20,790)	$(99,663)
Adjustments to Reconcile Net Loss to Net
Cash Used by Operating Activities:
Common stock issued for services	-	-	52,000
Changes in operating assets and liabilities:
Changes in loans to officers	-	-	-

Net Cash Used in
Operating Activities	(29,886)	(20,790)	(47,663)

INVESTING ACTIVITIES	-	-	-

FINANCING ACTIVITIES

Common stock issued for cash	-	-	50,000

Net Cash Provided by
Financing Activities	-	-	50,000

NET DECREASE IN CASH	(29,886)	(20,790)	2,337

CASH AT BEGINNING OF PERIOD	32,223	66,286	-

CASH AT END OF PERIOD	$2,337	$45,496	$2,337

SUPPLIMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$-	$-	$-
Income Taxes	$-	$-	$-

SEARS OIL AND GAS CORPORATION
(A Development Stage Company)
Notes to the Financial Statements
September 30, 2008 and December 31, 2007

            NOTE 1 -                                CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at September 30, 2008, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2007 audited financial statements.  The results of operations for the periods ended September 30, 2008 and 2007 are not necessarily indicative of the operating results for the full years.

             NOTE 2 -                                GOING CONCERN

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management’s plan is to obtain such resources for the Company by obtaining capital from management and significant shareholders sufficient to meet its minimal operating expenses and seeking equity and/or debt financing. However management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Item 2. Management's Discussion and Analysis of Financial Condition and Plan of Operations.

FORWARD LOOKING STATEMENTS

This report contains forward-looking statements that involve risk and uncertainties. We use words such as "anticipate", "believe", "plan", "expect", "future", "intend", and similar expressions to identify such forward-looking statements. Investors should be aware that all forward-looking statements contained within this filing are good faith estimates of management as of the date of this filing and actual results may differ materially from historical results or our predictions of future results.

General

Sears Oil & Gas Corporation (the “Company”) is a development stage company that was incorporated on June 6, 2007, in the state of Nevada. The Company was organized for the purpose of exploiting the opportunities that exists in the oil and gas sector. The Company has never declared bankruptcy, it has never been in receivership, and it has never been involved in any legal action or proceedings. Since becoming incorporated, Sears Oil & Gas has not made any significant purchase or sale of assets, nor has it been involved in any mergers, acquisitions or consolidations and the Company owns no subsidiaries.  The fiscal year end is December 31st.  The Company has not had revenues from operations since its inception and/or any interim period in the current fiscal year.

Plan of Operation

As of September 30, 2008, we have $2,337 of cash available.  We have no current liabilities. From the date of inception (September 9, 2005) to September 30, 2008 the Company has recorded a net loss of $99,663 of which were expenses relating to the initial development of the Company, filing its Registration Statement on Form S-1, and expenses relating to maintaining Reporting Company status with the SEC.  In order to survive as a going concern over the Company will require additional capital investments or borrowed funds to meet cash flow projections and carry forward our business objectives. There can be no guarantee or assurance that we can raise adequate capital from outside sources to fund the proposed business. Failure to secure additional financing would result in business failure and a complete loss of any investment made into the Company.

The Company filed a registration statement on Form S-1 on July 21, 2008, which was deemed effective on July 25, 2007.  The Company will receive no funds from this offering. The registration was done for the benefit of the selling shareholders and we continue to fund the expenses associated with maintaining a reporting company status.

In addition, over the course of the next 45 to 60 days, management intends to focus efforts on obtaining a quotation for its common stock on the Over the Counter Bulletin Board (“OTCBB”).  Management believes having its common stock quoted on the OTCBB will provide it increased opportunity to raise additional capital for its proposed business development.  However, there can be no guarantee or assurance the Company will be successful in filing a Form 211 application and obtaining a quotation.  To date there is no public market for the Company’s common stock. There can be no guarantee or assurance that a public market will ever exist for the common stock. Failure to create a market for the Company’s common stock would result in business failure and a complete loss of any investment made into the Company.

Product Research and Development

The Company does not anticipate any costs or expenses to be incurred for product research and development within the next twelve months.

Employees

There are no employees of the Company, excluding the current President and Director, Mr. Sears and the Company does not anticipate hiring any additional employees within the next twelve months.

Off-Balance Sheet Arrangements

As of the date of this Quarterly Report, the Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company's financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. The term "off-balance sheet arrangement" generally means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with the Company is a party, under which the Company has (i) any obligation arising under a guarantee contract, derivative instrument or variable interest; or (ii) a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets.

1

Item 3.                      Quantitative and Qualitative Disclosures about Market Risk.

Not Applicable

Item 4. Controls and Procedures

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as required by Sarbanes-Oxley (SOX) Section 404 A. The Company's internal control over financial reporting is a process designed under the supervision of the Company's Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company's financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

As of September 30, 2008 management assessed the effectiveness of the Company's internal control over financial reporting based on the criteria for effective internal control over financial reporting established in SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that the Company's management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee and lack of a majority of outside directors on the Company's board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by the Company's Chief Financial Officer in connection with the review of our financial statements as of September30, 2008 and communicated the matters to our management.

Management believes that the material weaknesses set forth in items (2), (3) and (4) above did not have an affect on the Company's financial results. However, management believes that the lack of a functioning audit committee and lack of a majority of outside directors on the Company's board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures can result in the Company's determination to its financial statements for the future years.

We are committed to improving our financial organization. As part of this commitment, we will create a position to segregate duties consistent with control objectives and will increase our personnel resources and technical accounting expertise within the accounting function when funds are available to the Company: i) Appointing one or more outside directors to our board of directors who shall be appointed to the audit committee of the Company resulting in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures; and ii) Preparing and implementing sufficient written policies and checklists which will set forth procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements.

Management believes that the appointment of one or more outside directors, who shall be appointed to a fully functioning audit committee, will remedy the lack of a functioning audit committee and a lack of a majority of outside directors on the Company's Board. In addition, management believes that preparing and implementing sufficient written policies and checklists will remedy the following material weaknesses (i) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (ii) ineffective controls over period end financial close and reporting processes. Further, management believes that the hiring of additional personnel who have the technical expertise and knowledge will result proper segregation of duties and provide more checks and balances within the department. Additional personnel will also provide the cross training needed to support the Company if personnel turn over issues within the department occur. This coupled with the appointment of additional outside directors will greatly decrease any control and procedure issues the company may encounter in the future.

We will continue to monitor and  evaluate  the  effectiveness  of our  internal controls and procedures and our internal controls over financial reporting on an ongoing  basis and are  committed  to taking  further  action  and  implementing additional enhancements or improvements, as necessary and as funds allow.

Changes in Internal Controls.

There were no significant changes in the Company's internal controls or, to the Company's knowledge, in other factors that could significantly affect these controls subsequent to the date of their evaluation.

2

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

The Company is not a party to any pending legal proceedings, and no such proceedings are known to be contemplated.

No director, officer, or affiliate of the Company and no owner of record or beneficial owner of more than 5.0% of the securities of the Company, or any associate of any such director, officer or security holder is a party adverse to the Company or has a material interest adverse to the Company in reference to pending litigation.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3. Defaults Upon Senior Securities
None.

Item 4. Submission of Matters to Vote of Security Holders
None.

Item 5. Other Information
None.

Item 6.                      Exhibits

(a) Exhibits furnished as Exhibits hereto:

Exhibit No.	Description

31.1	Certification of William Sears pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Sears Oil & Gas Corporation

Date: Novenber 12, 2008	By:	/s/William Sears
William Sears
Chief Financial Officer, Treasurer and Clerk
(principal financial and accounting officer)

Date: November 12, 2008	By:	/s/William Sears
William Sears
President and Chief Executive Officer

3