Form 10-Q/A
period 2008-09-30
Sears Oil & Gas
filed 2008-12-03
CIK 1434737

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q/A

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

Yes  ☒                  No ☐

36,800,000 shares of Common Stock, par value $0.001, were outstanding on December 3, 2008.

SEARS OIL & GAS CORPORATION

PART I ― FINANCIAL INFORMATION

Item 1.                      Financial Statements.

SEARS OIL AND GAS CORPORATION
(A Development Stage Company)

FINANCIAL STATEMENTS

September 30, 2008 and December 31, 2007

C O N T E N T S

Independent Registered Public Accounting Firm

Balance Sheets                                                                                                                                                                                                                                                                      4

Statements of Operations                                                                                                                                                                                                                                                       5

Statements of Stockholders’ Equity                                                                                                                                                                                                                                         6

Statements of Cash Flows                                                                                                                                                                                                                                                       7

Notes to the Financial Statements                                                                                                                                                                                                                                            8

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

SEARS OIL AND GAS CORPORATION
(A Development Stage Company)
Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

REVENUES	$-	$-	$-	$-

OPERATING EXPENSES

General and administrative	4,109	8,755	29,886	20,790

Total Operating Expenses	4,109	8,755	29,886	20,790

LOSS FROM OPERATIONS	(4,109	(8,755	(29,886	(20,790

OTHER EXPENSES

Interest expense	-	-	-	-

LOSS BEFORE INCOME TAXES	(4,109	(8,755	(29,886	(20,790

Income Taxes	-	-	-	-

NET LOSS	$(4,109	$(8,755	$(29,886	$(20,790

BASIC LOSS PER
COMMON SHARE	$(0.00	$(0.00	$(0.00	$(0.00

WEIGHTED AVERAGE
NUMBER OF COMMON
SHARES OUTSTANDING	33,100,000	33,100,000
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

SEARS OIL AND GAS CORPORATION
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended
	September 30,
	2008	2007

OPERATING ACTIVITIES

Net loss	$(29,886	$(20,790
Adjustments to Reconcile Net Loss to Net
Cash Used by Operating Activities:
Common stock issued for services	-	-
Changes in operating assets and liabilities:
Changes in loans to officers	-	-

Net Cash Used in
Operating Activities	(29,886	(20,790

INVESTING ACTIVITIES	-	-

FINANCING ACTIVITIES

Common stock issued for cash	-	-

Net Cash Provided by
Financing Activities	-	-

NET DECREASE IN CASH	(29,886	(20,790

CASH AT BEGINNING OF PERIOD	32,223	66,286

CASH AT END OF PERIOD	$2,337	$45,496

SUPPLIMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$-	$-
Income Taxes	$-	$-

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

Sears Oil & Gas Corporation

Date: December 3, 2008	By:	/ s / William Sears
William Sears
Chief Financial Officer, Treasurer and Clerk
( principal financial and accounting officer)

Date: December 3, 2008	By:	/ / s/William Sears
William Sears
President and Chief Executive Officer