Form 10-K
Sears Oil & Gas
filed 2009-03-31
CIK 1434737

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008

Commission File Number:  333-151300
_______________________________

SEARS OIL AND GAS CORPORATION
(Exact name of registrant as specified in its charter)

NEVADA	20-3455830
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

351-B Linden Street
Fort Collins, Colorado 80524
(Address of principal executive offices, including zip code)

(970) 224-1189
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Common Stock, $0.001 par value per share

Title of class	Name of each exchange on which registered
Common Stock. $0.001 par value per share	None

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in 405 of the Securities Act.    Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes ☒   No ☐

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes    No 

 As of March 30, 2009, no market price existed for voting and non-voting common equity held by non-affiliates of the registrant.

As of March 30, 2009, the Registrant had outstanding 36,800,000 shares of Common Stock with a par value of $0.001 per share.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents (or portions thereof) are incorporated herein by reference:  registration statement and exhibits thereto filed on Form S-1 May 30, 2008 are incorporated by reference within Part I and Part II herein.

INDEX
SEARS OIL AND GAS CORPORATION

PART I.

Cautionary Note

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which are subject to a number of risks and uncertainties. All statements that are not historical facts are forward-looking statements, including statements about our business strategy, the effect of Generally Accepted Accounting Principles ("GAAP") pronouncements, uncertainty regarding our future operating results and our profitability, anticipated sources of funds and all plans, objectives, expectations and intentions and the statements regarding future potential revenue, gross margins and our prospects for fiscal 2009. These statements appear in a number of places and can be identified by the use of forward-looking terminology such as "may," "will," "should," "expect," "plan," "anticipate," "believe," "estimate," "predict," "future," "intend," or "certain" or the negative of these terms or other variations or comparable terminology, or by discussions of strategy.

Actual results may vary materially from those in such forward-looking statements as a result of various factors that are identified in "Item 1A.—Risk Factors" and elsewhere in this document. No assurance can be given that the risk factors described in this Annual Report on Form 10-K are all of the factors that could cause actual results to vary materially from the forward-looking statements.  References in this Annual Report on Form 10-K to (i) the "Company," the "Registrant," "Sears,” "we," "our," “SRSG,” and "us" refer to Sears Oil and Gas Corporation.

Investors and security holders may obtain a free copy of the Annual Report on Form 10-K and other documents filed by SRSG with the Securities and Exchange Commission ("SEC") at the SEC's website at http://www.sec.gov. Free copies of the Annual Report on Form 10-K and other documents filed by SRSG with the SEC may also be obtained from SRSG by directing a request to Sears Oil and Gas Corporation, Inc., Attention: William Sears-351-B Linden Street, Fort Collins, Colorado 80524.

ITEM 1	BUSINESS.

General

Sears Oil and Gas Corporation is a Nevada corporation which was incorporated on September 9, 2005, is a developmental stage company with a principal business objective of taking advantage of the many and varied opportunities currently presented within the oil and gas field.  SRSG intends to exploit multiple revenue streams throughout the natural resources industry, including oil, gas and mining areas SRSG has never declared bankruptcy, it has never been in receivership, and it has never been involved in any legal action or proceedings. Since becoming incorporated, SRSG has not made any significant purchase or sale of assets, nor has it been involved in any mergers, acquisitions or consolidations.  SRSG has no subsidiaries.  Our fiscal year end is December 31st.

Description of Business

Investors must be aware that we are a development stage Company that has generated no revenues from operations since our inception. We rely upon the sale of our securities and funds provided by management to cover expenses. In addition, our independent accountant has issued an opinion indicating that there is substantial doubt about our ability to continue as a going concern. Additional capital must be obtained by us to implement our business plan and there is no assurance that financing to cover the costs of implementation of our business plan can be obtained. We do not, as of the date of this annual report, have any commitments from any provider of capital to provide the required funds.

Tar Sands.  Sears Oil and Gas has a manufacturing contract to use Quaestus Refining LLCs’ license for a patented technology to recover crude oil from “tar sands” deposits.  The technology is the first to eliminate environmental concerns, make oil economically feasible through the recovery of oil locked in tar sands and facilitate highly profitable commercialization of previously non-exploitable U.S. and global oil reserves.

We intend to be the market leader, the most cost-effective, environmentally responsible producer of crude oil from tar sands and shallow oil deposits – with an unparalleled global low ‘total’ recovery cost of less than $15.00 per barrel—before tax credits.

Quaestus Refining LLC licensed and developed a new technology that uses non-toxic solvents to cost-effectively and eco-effectively remove oil from tar sands.  Tar sands (also called ‘oil sands’) are sedimentary rock formations that contain about 7% - 15% by weight of very viscous or asphalt-like petroleum oil known as “Bitumen’.   The Company’s process has been developed and proven with over six months of successful pilot plant operation.  The unique and patented technology features a continuous flow process coupled with a gas-liquid interface and incorporating a pressure differential to extract oil from sand.  The result is 99.9% recovery of oil resident in the sand with no loss of solvent! The petroleum industry has not previously succeeded in finding a commercially viable means to recover oil from tar sands using solvent-based technology.

Quaestus Refining LLC’s licensed process has a large number of critical and unique success factors not the least of which include:

•	Proven 95% oil recovery efficiency results in a cost of less than $15.00 / bbl.

•	The highly scalable process works effortlessly on a wide range of host tar sand sediment types.

•	It does not employ valuable or unavailable water and it does not use polluting chemical surfactants.

•
The continuously operating system is totally closed loop and is eco-responsible!  It has zero solvent loss; produces minimal green house gases; and returns the cleaned-up sands to the environment leaving the ecosystem in better than original condition.

Oil recovered from tar sands could substantially alleviate energy gap problems and prolong the dates when the U.S. and the world run out of conventional crude oil.  They will also give technology additional time to come up with commercially viable alternative solutions in time to prevent major dislocations in our geopolitical and industrial world economies.  “Proven” global tar sands reserves total 524 billion barrels of which 83 billion barrels are located in the U.S.—decreasing U.S. total dependency on foreign imports.

 Oil and Gas.  We plan to supply central administrative, correlated transportation and delivery, financial management, marketing and sales programs and expertise.  The Company is entering second stage development and has a synergistic prototype system designed and has identified initial prospective acquisitions, vendors and consumers.  The Company is refining the production prototype before introducing it to the market and contracting with marketing partners.  Our goal is to create the efficiencies of a vertically integrated utility whose products and services can be contracted with confidence by purchasing executives, and is both convenient and profitable for independent producers to utilize.

Historically the oil and gas industry consists primarily of the exploration for oil and/or gas by locating the presence of hydrocarbons in the zones of geological formations under the surface of the earth by the testing of these zones either geophysical, and seismically, or by drilling a “hole” and “logging” the hole by means of an “electric log” which is done by inserting the logging device into the hole, and recording the “resistivity” and permeability of the rock formations therein. If the hole is determined to contain oil or gas in commercial quantities, the “hole” then becomes a “well.” The well is then completed, and the production of oil or gas is begun. If the hole is determined not to contain hydrocarbons in commercial quantities, it is then declared a “dry hole” and is abandoned. As may be presumed, the oil and gas industry has become, over the years, very competitive and very complicated.  New production technologies make it possible to recover commercially viable production from properties previously deemed to be dry.   The product is then sold to refineries or to end-users and delivered by truck or by pipeline.

Given the current geo-political turmoil, the international market in energy in general and crude oil specifically, marketing our energy products domestically should be readily excepted; however, we cannot guarantee the market will be interested in our products and want to purchase and utilize them on a consistent basis.  If the energy market is not receptive to our products our business would fail.

Market for Oil and Gas Production. The market for oil and gas production is regulated by both the state and federal governments. The overall market is mature and with the exception of gas, all producers in a producing region will receive the same price.

The major oil companies will purchase all crude oil offered for sale at posted field prices. There are price adjustments for quality differences from the Benchmark. Benchmark is Saudi Arabian light crude oil employed as the standard on which OPEC price changes have been based. Quality variances from Benchmark crude will results in lower prices being paid for the variant oil. Oil sales are normally contracted with a purchaser or gatherer as it is known in the industry who will pick up the oil at the well site.

 In some instances there may be deductions for transportation from the well head to the sales point. At this time the majority of crude oil purchasers do not charge transportation fees unless the well is outside their service area. The service area is a geographical area in which the purchaser of crude oil will not charge a fee for picking upon the oil. The purchaser or oil gatherer as it is called within the oil industry will usually handle all check disbursements to both the working interest and royalty owners. We will be a working interest owner. By being a working interest owner, we are responsible for the payment of our proportionate share of the operating expenses of the well. Royalty owners and overriding royalty owners receive a percentage of gross oil production for the particular lease and are not obligated in any manner whatsoever to pay for the costs of operating the lease. Therefore, we, in most instances, will be paying the expenses for the oil and gas revenues paid to the royalty and overriding royalty interests.

Gas sales are by contract. The gas purchaser will pay the well operator 100% of the sales proceeds on or about the 25th of each and every month for the previous month’s sales. The operator is responsible for all checks and distributions to the working interest and royalty owners. There is no standard price for gas. Price will fluctuate with the seasons and the general market conditions. It is our intention to utilize this market whenever possible in order to maximize revenues. We do not anticipate any significant change in the manner production is purchased; however, no assurance can be given at this time that such changes will not occur.

Competition.  The oil and gas industry is highly competitive. Our competitors and potential competitors include major oil companies and independent producers of varying sizes which are engaged in the acquisition of producing properties and the exploration and development of prospects. Most of our competitors have greater financial, personnel and other resources than we do and therefore have greater leverage in acquiring prospects, hiring personnel and marketing oil and gas.

Research and Development.  We will be conducting research in the form of drilling on the properties leased and the refinement of our licensed equipment. Our business plan is focused on a strategy for maximizing the long-term exploration and development of our properties. To date, we have focused primarily on acquiring our interest in a single lease as described herein on which to determine the best practices related to exploiting our technology.

Government Regulation. The production and sale of natural resources, and oil and gas in particular, is subject to regulation by state, federal and local authorities. In most areas there are statutory provisions regulating the production of oil and natural gas under which administrative agencies may set allowable rates of production and promulgate rules in connection with the operation and production of such wells, ascertain and determine the reasonable market demand of oil and gas, and adjust allowable rates with respect thereto.

The sale of liquid hydrocarbons was subject to federal regulation under the Energy Policy and Conservation Act of 1975 which amended various acts, including the Emergency Petroleum Allocation Act of 1973.

 These regulations and controls included mandatory restrictions upon the prices at which most domestic and crude oil and various petroleum products could be sold. All price controls and restrictions on the sale of crude oil at the wellhead have been withdrawn. It is possible, however, that such controls may be re-imposed in the future but when, if ever, such re-imposition might occur and the effect thereof is unknown.

The sale of certain categories of natural gas in interstate commerce is subject to regulation under the Natural Gas Act and the Natural Gas Policy Act of 1978 (“NGPA”). Under the NGPA, a comprehensive set of statutory ceiling prices applies to all first sales of natural gas unless the gas specifically exempt from regulation (i.e., unless the gas is deregulated). Administration and enforcement of the NGPA ceiling prices are delegated to the Federal Energy Regulatory Commission (“FERC”). In June 1986 the FERC issued Order No. 451, which in general is designed to provide a higher NGPA ceiling price for certain vintages of old gas. It is possible, though unlikely, that we may in the future acquire significant amounts of natural gas subject to NGPA price regulations and/or FERC Order No. 451.

Our operations are subject to extensive and continually changing regulation because of legislation affecting the oil and natural gas industry is under constant review for amendment and expansion. Many departments and agencies, both federal and state, are authorized by statute to issue and have issued rules and regulations binding on the oil and natural gas industry and its individual participants. The failure to comply with such rules and regulations can result in large penalties. The regulatory burden on this industry increases our cost of doing business and, therefore, affects our profitability. However, we do not believe that we are affected in a significantly different way by these regulations than our competitors are affected.

Transportation and Production.  We can make sales of oil, natural gas and condensate at market prices which are not subject to price controls at this time. The price that we receive from the sale of these products is affected by our ability to transport and the cost of transporting these products to market. Under applicable laws, FERC regulates:

•	the construction of natural gas pipeline facilities, and

•	the rates for transportation of these products in interstate commerce.

 Our possible future sales of natural gas are affected by the availability, terms and cost of pipeline transportation. The price and terms for access to pipeline transportation remain subject to extensive federal and state regulation. Several major regulatory changes have been implemented by Congress and FERC from 1985 to the present. These changes affect the economics of natural gas production, transportation and sales. In addition, FERC is continually proposing and implementing new rules and regulations affecting these segments of the natural gas industry that remain subject to FERC’s jurisdiction. The most notable of these are natural gas transmission companies.

FERC’s more recent proposals may affect the availability of interruptible transportation service on interstate pipelines.

 These initiatives may also affect the intrastate transportation of gas in some cases. The stated purpose of many of these regulatory changes is to promote competition among the various sectors of the natural gas industry. These initiatives generally reflect more light-handed regulation of the natural gas industry.

 The ultimate impact of the complex rules and regulations issued by FERC since 1985 cannot be predicted. In addition, some aspects of these regulatory developments have not become final but are still pending judicial and FERC final decisions. We cannot predict what further action FERC will take on these matters. However, we do not believe that any action taken will affect us much differently than it will affect other natural gas producers, gatherers and marketers with which we might compete.

Effective as of January 1, 1995, FERC implemented regulations establishing an indexing system for transportation rates for oil. These regulations could increase the cost of transporting oil to the purchaser. We do not believe that these regulations will affect us any differently than other oil producers and marketers with which we compete.

Regulation of Drilling and Production.  Our proposed drilling and production operations are subject to regulation under a wide range of state and federal statutes, rules, orders and regulations. Among other matters, these statutes and regulations govern:

•	the amounts and types of substances and materials that may be released into the environment,

•	the discharge and disposition of waste materials,

•	the reclamation and abandonment of wells and facility sites, and

•	the remediation of contaminated sites, and require:

•	permits for drilling operations,

•	drilling bonds, and

•	reports concerning operations.

Environmental Regulations. Our operations are affected by the various state, local and federal environmental laws and regulations, including the:

•	Clean Air Act,

•	Oil Pollution Act of 1990,

•	Federal Water Pollution Control Act,

•	Resource Conservation and Recovery Act (“RCRA”),

•	Toxic Substances Control Act, and

•	Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”).

These laws and regulations govern the discharge of materials into the environment or the disposal of waste materials, or otherwise relate to the protection of the environment. In particular, the following activities are subject to stringent environmental regulations:

•	drilling,

•	development and production operations,

•	activities in connection with storage and transportation of oil and other liquid hydrocarbons, and

•	use of facilities for treating, processing or otherwise handling hydrocarbons and wastes.

Violations are subject to reporting requirements, civil penalties and criminal sanctions. As with the industry generally, compliance with existing regulations increases our overall cost of business. The increased costs cannot be easily determined. Such areas affected include:

•	unit production expenses primarily related to the control and limitation of air emissions and the disposal of produced water,

•
capital costs to drill exploration and development wells resulting from expenses primarily related to the management and disposal of drilling fluids and other oil and natural gas exploration wastes, and

•	capital costs to construct, maintain and upgrade equipment and facilities and remediate, plug and abandon inactive well sites and pits.

Environmental regulations historically have been subject to frequent change by regulatory authorities. Therefore, we are unable to predict the ongoing cost of compliance with these laws and regulations or the future impact of such regulations on our operations. However, we do not believe that changes to these regulations will have a significant negative effect on our operations.

A discharge of hydrocarbons or hazardous substances into the environment could subject us to substantial expense, including both the cost to comply with applicable regulations pertaining to the cleanup of releases of hazardous substances into the environment and claims by neighboring landowners and other third parties for personal injury and property damage. We do not maintain insurance for protection against certain types of environmental liabilities.

The Clean Air Act requires or will require most industrial operations in the United States to incur capital expenditures in order to meet air emission control standards developed by the EPA and state environmental agencies. Although no assurances can be given, we believe the Clean Air Act requirements will not have a material adverse effect on our financial condition or results of operations.

RCRA is the principal federal statute governing the treatment, storage and disposal of hazardous wastes. RCRA imposes stringent operating requirements, and liability for failure to meet such requirements, on a person who is either:

•	a “generator” or “transporter” of hazardous waste, or

•	an “owner” or “operator” of a hazardous waste treatment, storage or disposal facility.

At present, RCRA includes a statutory exemption that allows oil and natural gas exploration and production wastes to be classified as non-hazardous waste. As a result, we will not be subject to many of RCRA’s requirements because our operations will probably generate minimal quantities of hazardous wastes.

CERCLA, also known as “Superfund,” imposes liability, without regard to fault or the legality of the original act, on certain classes of persons that contributed to the release of a “hazardous substance” into the environment. These persons include:

•	the “owner” or “operator” of the site where hazardous substances have been released, and

•	companies that disposed or arranged for the disposal of the hazardous substances found at the site.

CERCLA also authorizes the EPA and, in some instances, third parties to act in response to threats to the public health or the environment and to seek to recover from the responsible classes of persons the costs they incur. In the course of our ordinary operations, we could generate waste that may fall within CERCLA’s definition of a “hazardous substance.” As a result, we may be liable under CERCLA or under analogous state laws for all or part of the costs required to clean up sites at which such wastes have been disposed.

  Under such law we could be required to:

•	remove or remediate previously disposed wastes, including wastes disposed of or released by prior owners or operators,

•	clean up contaminated property, including contaminated groundwater, or

•	perform remedial plugging operations to prevent future contamination.

We could also be subject to other damage claims by governmental authorities or third parties related to such contamination.

There was no purchase or sale of any plant and or significant equipment.  We have no patents, trademarks licenses, or labor contracts.

There is no market for our common stock. The Company cannot provide any guarantee or assurance a market will ever develop for the common stock in the future.  If such a market is not developed shareholders would not be able to sell their shares.

Other than William Sears (officer and director) and Max Kern (officer) there are no other employees.  Currently these individuals are donating their time to the development of the Company.  There is no employment agreement by and between us and Mr. Sears or Mr. Kern.

ITEM 1A	RISK FACTORS

Factors Affecting Future Operating Results

This Annual Report on Form 10-K contains forward-looking statements concerning our future programs, expenses, revenue, liquidity and cash needs as well as our plans and strategies. These forward-looking statements are based on current expectations and we assume no obligation to update this information, except as required by applicable laws and regulations. Numerous factors could cause actual results to differ significantly from the results described in these forward-looking statements, including the following risk factors.

Because our auditors have issued a going concern opinion, there is substantial uncertainty we will continue activities in which case you could lose your investment.

Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an ongoing business for the next twelve months. As such we may have to cease activities and you could lose your investment.

We currently do not have adequate funds to cover the costs associated with maintaining our status as a Reporting Company.

The Company currently has approximately $592 of cash available.  This amount will not be enough to pay the legal, accounting, and filing fees that is required to maintain our status as a reporting company, which is currently estimated at $25,000 for fiscal year 2009.  If we can no longer be a reporting company our common stock would no longer be eligible for quotation on the Over-the-Counter Bulletin Board.  This would result in there being no public market for an investor to trade our common stock and any investment made would be lost in its entirety.

We lack an operating history and have losses which we expect to continue into the future. As a result, we may have to suspend or cease activities, which would result in a complete loss of any investment made into the Company.

We were incorporated on September 9, 2005 and we have not started our proposed business activities or realized any revenues. We have no operating history upon which an evaluation of our future success or failure can be made. As of December 31, 2008 our net loss since inception is $101,408.  Based upon current plans, we expect to incur operating losses in future periods.

  As a result, we may not generate revenues in the future. Failure to generate revenues will cause us to suspend or cease activities.

If we are able to complete financing through the sale of additional shares of our common stock in the future, then shareholders will experience dilution.

The most likely source of future financing presently available to us is through the sale of shares of our common stock. Any sale of common stock will result in dilution of equity ownership to existing shareholders. This means that if we sell shares of our common stock, more shares will be outstanding and each existing shareholder will own a smaller percentage of the shares then outstanding. To raise additional capital we may have to issue additional shares, which may substantially dilute the interests of existing shareholders. Alternatively, we may have to borrow large sums, and assume debt obligations that require us to make substantial interest and capital payments.

Because there is currently no public trading market for our common stock, you may not be able to resell your stock.

Our common stock is not quoted on any public exchange.  If a market does not develop there would be no central place, such as stock exchange or electronic trading system to resell your shares.

Because our securities are subject to penny stock rules, you may have difficulty reselling your shares.

Our shares are penny stocks are covered by section 15(g) of the Securities Exchange Act of 1934 which imposes additional sales practice requirements on broker/dealers who sell the Company's securities including the delivery of a standardized disclosure document; disclosure and confirmation of quotation prices; disclosure of compensation the broker/dealer receives; and, furnishing monthly account statements. For sales of our securities, the broker/dealer must make a special suitability determination and receive from its customer a written agreement prior to making a sale. The imposition of the foregoing additional sales practices could adversely affect a shareholder's ability to dispose of his stock and as a result the invest may lose his entire investment made into the Company.

We are subject to the requirements of section 404 of the Sarbanes-Oxley Act. If we are unable to timely comply with section 404 or if the costs related to compliance are significant, our profitability, stock price and results of operations and financial condition could be materially adversely affected.

We are required to comply with the provisions of Section 404 of the Sarbanes-Oxley Act of 2002, which require us to maintain an ongoing evaluation and integration of the internal controls of our business. We were required to document and test our internal controls and certify that we are responsible for maintaining an adequate system of internal control procedures for the year ended December 31, 2008.

 In subsequent years, our independent registered public accounting firm will be required to opine on those internal controls and management’s assessment of those controls. In the process, we may identify areas requiring improvement, and we may have to design enhanced processes and controls to address issues identified through this review.

We evaluated our existing controls for the year ended December 31, 2008. Our Chief Executive Officer and Chief Financial Officer identified material weaknesses in our internal control over financial reporting and determined that we did not maintain effective internal control over financial reporting as of December 31, 2008. The identified material weaknesses did not result in material audit adjustments to our 2008 financial statements; however, uncured material weaknesses could negatively impact our financial statements for subsequent years.

We cannot be certain that we will be able to successfully complete the procedures, certification and attestation requirements of Section 404 or that our auditors will not have to report a material weakness in connection with the presentation of our financial statements. If we fail to comply with the requirements of Section 404 or if our auditor’s report such material weakness, the accuracy and timeliness of the filing of our annual report may be materially adversely affected and could cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our common stock. In addition, a material weakness in the effectiveness of our internal controls over financial reporting could result in an increased chance of fraud and the loss of customers, reduce our ability to obtain financing and require additional expenditures to comply with these requirements, each of which could have a material adverse effect on our business, results of operations and financial condition.

Further, we believe that the out-of-pocket costs, the diversion of management’s attention from running the day-to-day operations and operational changes caused by the need to comply with the requirements of Section 404 of the Sarbanes-Oxley Act could be significant. If the time and costs associated with such compliance exceed our current expectations, our results of operations could be adversely affected.

ITEM 1B	UNRESOLVED STAFF COMMENTS.

None

ITEM 2	PROPERTIES.

We do not own any property; the principal offices are located at 351-B Linden Street, Fort Collins, Colorado 80524.

ITEM 3	LEGAL PROCEEDINGS.

Sears Oil and Gas is not currently a party to any legal proceedings. Sears Oil and Gas agent for service of process in Nevada is: Stevenson Management Group, 9750 Please Way Suite 2090, Las Vegas, Nevada 89147.

ITEM 4	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
 None

PART II

ITEM 5	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

There is no market for our common stock.  We cannot provide any assurance a market will ever develop in the future,

We did not declare or pay dividends during the Fiscal Year 2008 and do not anticipate declaring or paying dividends in fiscal year 2009.

We had no equity compensation plan in 2008.

ITEM 6	SELECTED FINANCIAL DATA.

Summary of Financial Data

As of December 31, 2008

Revenues	$0

Earnings (Loss)	$(101,408)

Total Assets	$592

Liabilities	$0

Shareholders’ Equity	$592

ITEM 7	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion is intended to assist in the understanding and assessment of significant changes and trends related to the results of operations and financial condition of Sears Oil and Gas Corporation. This discussion and analysis should be read in conjunction with our financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

Critical Accounting Policies

The preparation of our consolidated financial statements and notes thereto requires management to make estimates and assumptions that affect the amounts and disclosures reported within those financial statements. On an ongoing basis, management evaluates its estimates, including those related to revenue recognition, contingencies, litigation and income taxes. Management bases its estimates and judgments on historical experiences and on various other factors believed to be reasonable under the circumstances. Actual results under circumstances and conditions different than those assumed could result in differences from the estimated amounts in the financial statements. There have been no material changes to these policies during fiscal 2008.  As of December 31, 2008 the Company has not identified any critical estimates that are used in the preparation of the financial statements.

Liquidity and Capital Resources. At the end of fiscal year 2008 we had $592 of cash on hand available and we had no liabilities. We must secure additional funds in order to continue our business. We will be required to secure a loan to pay expenses relating to filing this report including legal, accounting and filing fees.  We believe that we will be able to obtain this loan from a current shareholder of the Company; however we cannot provide any assurance that we will be able to raise additional proceeds or secure additional loans in the future to cover our expenses related to maintaining our reporting company status (estimated at $25,000 for fiscal year 2009).  Furthermore, there is no guarantee we will receive the required financing to complete our business strategies; we cannot provide any assurance that future financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations.  If we are unable to accomplish raising adequate funds then any it would be likely that any investment made into the Company would be lost in its entirety.

Results of Operations. We have not begun operations and we have not generated any revenues.  Since incorporation we have incurred a loss of $101,408.

Off-Balance Sheet Arrangements. None

Contractual Obligations. None

ITEM 7A	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We do not currently hold any market risk sensitive instruments entered into for hedging transaction risks related to foreign currencies. In addition, we have not entered into any transactions with derivative financial instruments for trading purposes.

ITEM 8	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Our financial statements appear beginning on page F-1, immediately following the signature page of this report.

ITEM 9	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None

ITEM 9A(T)	CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Management of Sears Oil and Gas Corporation is responsible for maintaining disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. In addition, the disclosure controls and procedures must ensure that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required financial and other required disclosures.

At the end of the period covered by this report, an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) was carried out under the supervision and with the participation of our Principal Executive Officer, Principal Financial and Accounting Officer, Max Kerns. Based on his evaluation of our disclosure controls and procedures, he concluded that during the period covered by this report, such disclosure controls and procedures were not effective to detect the inappropriate application of US GAAP standards. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our disclosure controls and that may be considered to be “material weaknesses.”

SRSG will continue to create and refine a structure in which critical accounting policies and estimates are identified, and together with other complex areas, are subject to multiple reviews by accounting personnel. In addition, SRSG will enhance and test our year-end financial close process. Additionally, SRSG’s audit committee will increase its review of our disclosure controls and procedures. Finally, we plan to designated individuals responsible for identifying reportable developments. We believe these actions will remediate the material weakness by focusing additional attention and resources in our internal accounting functions. However, the material weakness will not be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting.

 Internal control over financial reporting is a process designed to provide reasonable assurance to our management and board of directors regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

 Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect our transactions; (ii) provide reasonable assurance that transactions are recorded as necessary for preparation of our financial statements; (iii) provide reasonable assurance that receipts and expenditures of company assets are made in accordance with management authorization; and (iv) provide reasonable assurance that unauthorized acquisition, use or disposition of company assets that could have a material effect on our financial statements would be prevented or detected on a timely basis.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because changes in conditions may occur or the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. This assessment is based on the criteria for effective internal control described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, management concluded that our internal control over financial reporting as of December 31, 2008 was not effective in the specific areas described in the “Disclosure Controls and Procedures” section above and as specifically described in the paragraphs below.

As of December 31, 2008 the Principal Executive Officer/Principal Financial Officer identified the following specific material weaknesses in the Company’s internal controls over its financial reporting processes:

• Policies and Procedures for the Financial Close and Reporting Process — Currently there are no policies or procedures that clearly define the roles in the financial close and reporting process. The various roles and responsibilities related to this process should be defined, documented, updated and communicated. Failure to have such policies and procedures in place amounts to a material weakness to the Company’s internal controls over its financial reporting processes.

• Representative with Financial Expertise — For the year ending December 31, 2008, the Company did not have a representative with the requisite knowledge and expertise to review the financial statements and disclosures at a sufficient level to monitor the financial statements and disclosures of the Company. Failure to have a representative with such knowledge and expertise amounts to a material weakness to the Company’s internal controls over its financial reporting processes.

• Adequacy of Accounting Systems at Meeting Company Needs — The accounting system in place at the time of the assessment lacks the ability to provide high quality financial statements from within the system, and there were no procedures in place or built into the system to ensure that all relevant information is secure, identified, captured, processed, and reported within the accounting system.

 Failure to have an adequate accounting system with procedures to ensure the information is secure and accurately recorded and reported amounts to a material weakness to the Company’s internal controls over its financial reporting processes.

• Segregation of Duties — Management has identified a significant general lack of definition and segregation of duties throughout the financial reporting processes. Due to the pervasive nature of this issue, the lack of adequate definition and segregation of duties amounts to a material weakness to the Company’s internal controls over its financial reporting processes.

In light of the foregoing, once we have the adequate funds, management plans to develop the following additional procedures to help address these material weaknesses:

• Sears Oil and Gas Corporation will create and refine a structure in which critical accounting policies and estimates are identified, and together with other complex areas, are subject to multiple reviews by accounting personnel. In addition, we plan to enhance and test our month-end and year-end financial close process. Additionally, our audit committee will increase its review of our disclosure controls and procedures. We also intend to develop and implement policies and procedures for the financial close and reporting process, such as identifying the roles, responsibilities, methodologies, and review/approval process. We believe these actions will remediate the material weaknesses by focusing additional attention and resources in our internal accounting functions. However, the material weaknesses will not be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

This report shall not be deemed to be filed for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liabilities of that section, and is not incorporated by reference into any filing of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

Changes in Internal Controls

There have been no changes in our internal control over financial reporting that occurred during our fiscal quarter ended December 31, 2008 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

ITEM 9B	OTHER INFORMATION.
None

PART III

ITEM 10	DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Sears Oil and Gas Corporation’s executive officer and director and his respective age as of December 31, 2008 are as follows:

Directors:
Name of Director	Age
William Sears	69

Executive Officers:
Name of Officer	Age	Office
William Sears	69	President, Chief Executive Officer

Max Kerns	59	Chief Financial Officer, Secretary and Treasurer

The term of office for each director is one year, or until the next annual meeting of the shareholders.

Biographical Information

Set forth below is a brief description of the background and business experience of our executive officer and director for the past five years

William C. Sears – President and Director – From 1976 to the present, Mr. Sears has been the President of William C. Sears, Inc., a construction and redevelopment corporation.  From 1995 to the present, Mr. Sears has been President of American International Investment & Trading Co., Inc., an Albanian joint venture in manufacturing and importing.

Max D. Kern – Secretary/Treasurer - From 1977 to the present, Mr. Kern was the store manager of Kaufman’s Tall & Big Shop where he supervised 10-15 employees with 3.5 million in annual sales.  In this position, Mr. Kern executed weekly, bi-weekly and seasonal purchasing, managed accounts payable for two locations, managed accounts receivable, and facilitated all special order customers, along with being a leading salesman for the business.

Sear Oil and Gas Corporation’s Officers and sole Director has not been involved, during the past five years, in any bankruptcy, conviction or criminal proceedings; has not been subject to any order, judgment, or decree, not subsequently reversed or suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; and has not been found by a court of competent jurisdiction, the Commission or the Commodity Futures trading Commission to have violated a federal or state securities or commodities law.

Significant Employees. We do not employ any non-officers who are expected to make a significant contribution to its business.

Corporate Governance

Nominating Committee.  We have not established a Nominating Committee because of our limited operations; and because we have only one director and officer, we believe that we are able to effectively manage the issues normally considered by a Nominating Committee.

Audit Committee.  We have has not established an Audit Committee because of our limited operations; and because we have only one director and officer, we believe that we are able to effectively manage the issues normally considered by a Audit Committee.

Code of Ethics. We have adopted a Code of Ethics for our principal executive and financial officers.  Our Code of Ethics is filed as an Exhibit to our registration statement filed on May 30, 2008.

ITEM 11	EXECUTIVE COMPENSATION.

Summary Compensation Table

	Annual Compensation				Long-Term Compensation
Name and Principal Position	Year	Salary ($)	Bonus	Other Annual Compensation ($)	Restricted Stock Awards ($)	Securities Underlying Options (#)	LTIP Payouts ($)	All Other Compensation ($)

William C. Sears	2007	-	-	-	-	-	-	-
Officer and Director	2008	-	-	-	-	-	-	-

Max D. Kern	2007	-	-	-	-	-	-	-
Officer	2008	-	-	-	-	-	-	-

There has been no cash payment paid to the executive officer for services rendered in all capacities to us for the period ended December 31, 2008. There has been no compensation awarded to, earned by, or paid to the executive officer by any person for services rendered in all capacities to us for the fiscal period ended December 31, 2008.  No compensation is anticipated within the next six months to any officer or director of the Company.

Stock Option Grants

We did not grant any stock options to the executive officer during the most recent fiscal period ended December 31, 2008.  We have also not granted any stock options to the executive officer of the Company.

ITEM 12	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

 The following table provides the names and addresses of each person known to Sears Oil and Gas Corporation to own more than 5% of the outstanding common stock as of December 31, 2008, and by the Officers and Directors, individually and as a group. Except as otherwise indicated, all shares are owned directly.

Title Of Class	Name, Title and Address of Beneficial Owner of Shares	Amount of Beneficial Ownership
			%

Common	William C. Sears, President and Director	25,221,200	80.84%

Common	Max D. Kern , Treasurer/Secretary	2,500,000	8.01%

	All Directors and Officers as a group	27,721,200	88.85%

The percent of class is based on 36,200,000 shares of common stock issued and outstanding as of December 31, 2008

ITEM 13	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

During Fiscal Year 2008, there were no material transactions between the Company and any Officer, Director or related party has not, since the date of incorporation, had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us:

-The Officers and Director;

-Any person proposed as a nominee for election as a director;

-Any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to the outstanding shares of common stock;

-Any relative or spouse of any of the foregoing persons who have the same house as such person.

Any future transactions between us and our Officers, Directors, and Affiliates will be on terms no less favorable to us than can be obtained from unaffiliated third parties. Such transactions with such persons will be subject to approval of our Board of Directors.

ITEM 14	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

As of December 31, 2008 the Company has incurred auditing expenses of approximately $18,500 which includes bookkeeping and auditing services.  There were no other audit related services or tax fees incurred.

PART IV

ITEM 15	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)	The following documents have been filed as a part of this Annual Report on Form 10-K.

1.	Financial Statements

2.	Financial Statement Schedules.
All schedules are omitted because they are not applicable or not required or because the required information is included in the Financial Statements or the Notes thereto.

3.	Exhibits.
The following exhibits are filed as part of, or incorporated by reference into, this Annual Report:

EXHIBIT
NUMBER	DESCRIPTION

3.1	Articles of Incorporation are incorporated herein by reference to Form S-1, filed on May 30, 2008.

3.2	By-Laws are incorporated herein by reference to Form S-1, filed on May 30, 2008.

31.1	8650 SECTION 302 CERTIFICATION OF CHIEF EXECUTIVE OFFICER

32.1	4700 CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION

31.2	8650 SECTION 302 CERTIFICATION OF CHIEF FINANCIAL OFFICER

32.2	4700 CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SEARS OIL AND GAS CORPORATION

By:	/s/ William Sears
William Sears
President
Chief Executive Officer, Director
By:/s/ Max Kern
Chief Financial Officer
Treasurer, Secretary,

Date: March 31, 2009

MOORE & ASSOCIATES, CHARTERED
           ACCOUNTANTS AND ADVISORS
PCAOB REGISTERED

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Sears Oil & Gas Corporation
(A Development Stage Company)

We have audited the accompanying balance sheet of Sears Oil & Gas Corporation (A Development Stage Company) as of December 31, 2008, and the related statements of operations, stockholders’ equity and cash flows for the year ended December 31, 2008 and since inception on September 9, 2005 through December 31, 2008. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conduct our audits in accordance with standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sears Oil & Gas Corporation (A Development Stage Company) as of December 31, 2008, and the related statements of operations, stockholders’ equity and cash flows for the year ended December 31, 2008 and since inception on September 9, 2005 through December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 3 to the financial statements, the Company has an accumulated deficit of $101,408, which raises substantial doubt about its ability to continue as a going concern.  Management’s plans concerning these matters are also described in Note 3.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Moore & Associates, Chartered

Moore & Associates, Chartered
Las Vegas, Nevada
March 31, 2009

6490 West Desert Inn Rd, Las Vegas, NV 89146 (702) 253-7499 Fax (702) 253-7501

SEARS OIL AND GAS CORPORATION
(A Development Stage Company)
Balance Sheets

ASSETS

	December 31,	December 31,
	2008	2007

CURRENT ASSETS

Cash	$592	$32,223

Total Current Assets	592	32,223

TOTAL ASSETS	$592	$32,223

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts payable	$-	$-

Total Current Liabilities	-	-

STOCKHOLDERS' EQUITY

Common stock, $0.001 par value, 75,000,000
shares authorized, 36,200,000 and 36,200,000
shares outstanding, respectively	36,200	36,200
Additional paid-in capital	65,800	65,800
Deficit accumulated during the development stage	(101,408)	(69,777)

Total Stockholders' Equity	592	32,223

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$592	$32,223

The accompanying notes are an integral part of these financial statements.

SEARS OIL AND GAS CORPORATION
(A Development Stage Company)
Statements of Operations

				From Inception
				on September 9,
	For the Year Ended			2005 Through
	December 31,			December 31,
	2008		2007	2008

REVENUES		$-	$-	$-

OPERATING EXPENSES

General and administrative		31,631	30,048	101,408

Total Operating Expenses		31,631	30,048	101,408

LOSS FROM OPERATIONS		(31,631)	(30,048)	(101,408)

OTHER EXPENSES

Interest expense		-	-	-

LOSS BEFORE INCOME TAXES		(31,631)	(30,048)	(101,408)

Income Taxes		-	-	-

NET LOSS		$(31,631)	$(30,048)	$(101,408)

BASIC LOSS PER
COMMON SHARE		$0	$0

WEIGHTED AVERAGE
NUMBER OF COMMON
SHARES OUTSTANDING	36,200,000	33,100,000

The accompanying notes are an integral part of these financial statements

SEARS OIL AND GAS CORPORATION
(A Development Stage Company)
Statements of Stockholders' Equity

				Deficit
				Accumulated
			Additional	During the	Total
	Common Stock		Paid-In	Development	Stockholders'
	Shares	Amount	Capital	Stage	Equity

Balance, September 9, 2005	-	$-	$-	$-	$-

Shares issued for services	30,000,000	30,000	10,000	-	40,000

Net loss since inception
through December 31, 2005	-	-	-	(543)	(543)

Balance, December 31, 2005	30,000,000	30,000	10,000	(543)	39,457

Net loss for the year
ended December 31, 2006	-	-	-	(39,186)	(39,186)

Balance, December 31, 2006	30,000,000	30,000	10,000	(39,729)	271

Common stock issued for
cash at $0.01 per share	1,200,000	1,200	10,800	-	12,000

Common stock issued for
services at $0.01 per share	5,000,000	5,000	45,000	-	50,000

Net loss for the year
ended December 31, 2007	-	-	-	(30,048)	(30,048)

Balance, December 31, 2007	36,200,000	36,200	65,800	(69,777)	32,223

Net loss for the year ended
December 31, 2008	-	-	-	(31,631)	(31,631)

Balance, December 31, 2008	36,200,000	$36,200	$65,800	$(101,408)	$592

The accompanying notes are an integral part of these financial statements.

SEARS OIL AND GAS CORPORATION
(A Development Stage Company)
Statements of Cash Flows

			From Inception
			on September 9,
	For theYear Ended		2005 Through
	December 31,		December 31,
	2008	2007	2008

OPERATING ACTIVITIES

Net loss	$(31,631)	$(30,048)	$(101,408)
Adjustments to Reconcile Net Loss to Net
Cash Used in Operating Activities:
Common stock issued for services	-	50,000	52,000
Changes in operating assets and liabilities:
Accounts payable	-	-	-

Net Cash Used in
Operating Activities	(31,631)	19,952	(49,408)

INVESTING ACTIVITIES	-	-	-

FINANCING ACTIVITIES

Common stock issued for cash	-	12,000	50,000

Net Cash Provided by
Financing Activities	-	12,000	50,000

NET DECREASE IN CASH	(31,631)	31,952	592

CASH AT BEGINNING OF PERIOD	32,223	271	-

CASH AT END OF PERIOD	$592	$32,223	$592

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$-	$-	$-
Income Taxes	$-	$-	$-
The accompanying notes are an integral part of these financial statements.

SEARS OIL AND GAS CORPORATION
Notes to the Financial Statements
December 31, 2008 and 2007

NOTE 1 -                                                                        ORGANIZATION AND HISTORY

Sears Oil and Gas Corporation (the Company) was incorporated on September 9, 2005 in the State of Nevada. The Company was formed to use a patented technology to produce crude oil from “tar sands” deposits. The Company will also conduct administrative, correlated transportation and delivery of product, financial management, and the marketing and sales programs of the operation. The Company has not commenced principle operations and is classified as a development stage company.

NOTE 2 -                                                                        SIGNIFICANT ACCOUNTING POLICIES

a.  Accounting Method

          The Company uses the successful efforts method of accounting for oil and gas producing activities.  Costs to acquire mineral  interests in oil and gas properties, to drill and equip exploratory wells that find proved  reserves,  and  to  drill  and  equip  development  wells  are capitalized.  Costs to drill exploratory wells that do not find proved reserves, geological and geophysical costs, and costs of carrying and retaining unproved properties are expensed.

          Unproved oil and gas properties that are individually  significant are periodically   assessed  for  impairment  of  value,  and  a  loss  is recognized  at the  time of  impairment  by  providing  an  impairment allowance.  Other  unproved  properties  are  amortized  based  on the Company's  experience  of  successful  drilling  and  average  holding period.  Capitalized costs of producing oil and gas properties,  after considering   estimated   dismantlement   and  abandonment  costs  and estimated  salvage  values,   are  depreciated  and  depleted  by  the unit-of-production  method.  Support equipment and other property and equipment are depreciated over their estimated useful lives.

          On the sale or retirement of a complete unit of a proved property, the cost and related accumulated depreciation, depletion, and amortization are eliminated from the property accounts, and the resultant gain or loss is recognized.  On the retirement or sale of a partial unit of proved property, the cost is charged to accumulated depreciation, depletion, and amortization with a resulting gain or loss recognized in income.

b.  Basic Loss Per Share
	For the Year Ended December 31, 2008
Loss (Numerator)	Shares (Denominator)	Per Share Amount
$ (31,631)	36,200,000	$ (0.00)
	For the Year Ended December 31, 2007
Loss (Numerator)	Shares (Denominator)	Per Share Amount
$ (30,048)	33,100,000	$ (0.00)

           The computations of basic loss per share of common stock are based on the weighted average number of shares outstanding at the date of the financial statements. There are no common stock equivalents outstanding.

SEARS OIL AND GAS CORPORATION
Notes to the Financial Statements
December 31, 2008 and 2007

NOTE 2 -                                                                        SIGNIFICANT ACCOUNTING POLICIES (Continued)

c.	Provision for Taxes

Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carry forwards and deferred tax liabilities are recognized for taxable temporary differences.  Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely that not that some portion or all of the deferred tax assets will not be realized.  Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Net deferred tax assets consist of the following components as of December 31, 2008 and December 31, 2007:

	2008	2007
Deferred tax assets
NOL Carryover	$19,269	$6,933
Valuation allowance	(19,269)	(6,933)

Net deferred tax asset	$-	$-

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate of 39% to pretax income from continuing operations for the periods ended December 31, 2008 and December 31, 2007 due to the following:
	2008	2007
Deferred tax assets
NOL Carryover	$19,269	$6,933
Valuation allowance	(19,269)	(6,933)

Net deferred tax asset	$-	$-

At December 31, 2008, the Company had net operating loss carry forwards of approximately $49,408 that may be offset against future taxable income through the year 2028.  No tax benefit has been reported in the December 31, 2008 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations.  Should a change in ownership occur, net operating loss carry forwards may be limited as to use in the future.

                    d.  Estimates

                    The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

SEARS OIL AND GAS CORPORATION
Notes to the Financial Statements
December 31, 2008 and 2007

NOTE 2 -                                                                        SIGNIFICANT ACCOUNTING POLICIES (Continued)

e.  Fair Value of Financial Instruments

As at December 31, 2008, the fair value of cash and accounts and advances payable, including amounts due to and from related parties, approximate carrying values because of the short-term maturity of these instruments.

f.  Recently Issued Accounting Pronouncements

        In June 2008, the FASB issued FASB Staff Position EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, (“FSP EITF 03-6-1”). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore need to be included in the computation of earnings per share under the two-class method as described in FASB Statement of Financial Accounting Standards No. 128, “Earnings per Share.” FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 and earlier adoption is prohibited. We are not required to adopt FSP EITF 03-6-1; neither do we believe that FSP EITF 03-6-1 would have material effect on our consolidated financial position and results of operations if adopted.

                       In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts-and interpretation of FASB Statement No. 60”. SFAS No. 163 clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement of  premium revenue and claims liabilities. This statement also requires expanded disclosures about financial guarantee insurance contracts. SFAS No. 163 is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those years. SFAS No. 163 has no effect on the Company’s financial position, statements of operations, or cash flows at this time.

                       In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”. SFAS No. 162 sets forth the level of authority to a given accounting pronouncement or document by category. Where there might be conflicting guidance between two categories, the more authoritative category will prevail. SFAS No. 162 will become effective 60 days after the SEC approves the PCAOB’s amendments to AU Section 411 of the AICPA Professional Standards. SFAS No. 162 has no effect on the Company’s financial position, statements of operations, or cash flows at this time.

                      In March 2008, the Financial Accounting Standards Board, or FASB, issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133.  This standard requires companies to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company has not yet adopted the provisions of SFAS No. 161, but does not expect it to have a material impact on its financial position, results of operations or cash flows.

                       In December 2007, the SEC issued Staff Accounting Bulletin (SAB) No. 110 regarding the use of a "simplified" method, as discussed in SAB No. 107 (SAB 107), in developing an estimate of expected term of "plain vanilla" share options in accordance with SFAS No. 123 (R), Share-Based Payment.  In particular, the staff indicated in SAB 107 that it will accept a company's election to use the simplified method, regardless of whether the company has sufficient information to make more refined estimates of expected term.  At the time SAB 107 was issued, the staff believed that more detailed external information about employee exercise behavior (e.g., employee exercise patterns by industry and/or other categories of companies) would, over time, become readily available to.

SEARS OIL AND GAS CORPORATION
Notes to the Financial Statements
December 31, 2008 and 2007

NOTE 2 -                                                                    SIGNIFICANT ACCOUNTING POLICIES (Continued)

f.  Recently Issued Accounting Pronouncements (Continued)

companies. Therefore, the staff stated in SAB 107 that it would not expect a company to use the simplified method for share option grants after December 31, 2007. The staff understands that such detailed information about employee exercise behavior may not be widely available by December 31, 2007. Accordingly, the staff will continue to accept, under certain circumstances, the use of the simplified method beyond December 31, 2007. The Company currently uses the simplified method for “plain vanilla” share options and warrants, and will assess the impact of SAB 110 for fiscal year 2009. It is not believed that this will have an impact on the Company’s financial position, results of operations or cash flows.

                      In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51.  This statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Before this statement was issued, limited guidance existed for reporting noncontrolling interests. As a result, considerable diversity in practice existed. So-called minority interests were reported in the consolidated statement of financial position as liabilities or in the mezzanine section between liabilities and equity. This statement improves comparability by eliminating that diversity. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends). Earlier adoption is prohibited. The effective date of this statement is the same as that of the related Statement 141 (revised 2007). The Company will adopt this Statement beginning March 1, 2009. It is not believed that this will have an impact on the Company’s financial position, results of operations or cash flows.

                       In December 2007, the FASB, issued FAS No. 141 (revised 2007), Business Combinations.’This Statement replaces FASB Statement No. 141, Business Combinations, but retains the fundamental requirements in Statement 141.  This Statement establishes principles and requirements for how the acquirer: (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. The effective date of this statement is the same as that of the related FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements.  The Company will adopt this statement beginning March 1, 2009. It is not believed that this will have an impact on the Company’s financial position, results of operations or cash flows.

                        In February 2007, the FASB, issued SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities—Including an Amendment of FASB Statement No. 115.  This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. This option is available to all entities. Most of the provisions in FAS 159 are elective; however, an amendment to FAS 115 Accounting for Certain Investments in Debt and Equity Securities applies to all entities with available for sale or trading securities. Some requirements apply differently to entities that do not report net income. SFAS No. 159 is effective as of the beginning of an entities first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS No. 157 Fair Value Measurements.  The Company adopted SFAS No. 159 beginning March 1, 2008. The adoption of this pronouncement did not have an impact on the Company’s financial position, results of operations or cash flows.

SEARS OIL AND GAS CORPORATION
Notes to the Financial Statements
December 31, 2008 and 2007

NOTE 2 -                                                                    SIGNIFICANT ACCOUNTING POLICIES (Continued)

f.  Recently Issued Accounting Pronouncements (Continued)

                      In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements  This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this statement does not require any new fair value measurements. However, for some entities, the application of this statement will change current practice. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including financial statements for an interim period within that fiscal year. The Company adopted this statement March 1, 2008. The adoption of this pronouncement did not have an impact on the Company’s financial position, results of operations or cash flows.
\
g.      Long-lived Assets

The Company’s long lived assets are recorded at its cost. The Company continually monitors events and changes in circumstances that could indicate carrying amounts of long-lived assets may not be recoverable. When such events or changes in circumstances are present, the Company assesses the recoverability of long-lived assets by determining whether the carrying value of such assets will be recovered through undiscounted expected future cash flows. If the total of the future cash flows is less than the carrying amount of those assets, the Company recognizes an impairment loss based on the excess of the carrying amount over the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or the fair value less costs to sell.

h.   Concentration of Risk

                   Cash - The Company at times may maintain a cash balance in excess of insured limits. At December 31, 2008, the Company has no cash in excess of insured limits.

i.  Revenue Recognition

                   The Company recognizes oil revenues when pumped and metered by the customer.

j.	Accounts Receivable

                   Accounts receivable are carried at the expected net realizable value. The allowance for doubtful accounts is based on management's assessment of the collectibility of specific customer accounts and the aging of the accounts receivables.  If there were a deterioration of a major customer's creditworthiness, or actual defaults were higher than historical experience, our estimates of the recoverability  of the amounts  due to us could be  overstated,  which  could have a negative impact on operations.

SEARS OIL AND GAS CORPORATION
Notes to the Financial Statements
December 31, 2008 and 2007

NOTE 2 -                                                                    SIGNIFICANT ACCOUNTING POLICIES (Continued)

k.	Cash and Cash Equivalents

For purposes of the Statement of Cash Flows, the Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes.

l.	Property and Equipment

Property and equipment are carried at cost, net of accumulated depreciation. Depreciation is computed straight-line over periods ranging from three to five years.

NOTE 3 -   GOING CONCERN

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  However, the Company does not have significant cash or other current assets, nor does it have an established source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern.  The Company intends to  raise additional capital when required to produce crude oil from tar sands.  When and if these activities provide sufficient revenues it would  allow it to continue as a going concern. In the interim the Company is working toward raising operating capital through the private placement of its common stock or debt instruments.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plan described in the preceding paragraph and eventually attain profitable operations.  The accompanying financial statements do not include any adjustments that may be necessary if the Company is unable to continue as a going concern.

NOTE 4 -SIGNIFICANT EVENTS

During the year ended December 31, 2005, the Company sold 30,000,000 shares of its common stock at $0.001 per share.

     During the year ended December 31, 2007, the Company sold 5,000,000 shares of its common stock at $0.01 per share and issued another 1,200,000 shares for legal services valued at $12,000.