Form 10-Q
period 2009-05-20
Sears Oil & Gas
filed 2009-05-20
CIK 1434737

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2009
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

Yes  ☒                  No ☐

36,800,000 shares of Common Stock, par value $0.001, were outstanding on May 20, 2008.

SEARS OIL & GAS CORPORATION

INDEX

PART I ― FINANCIAL INFORMATION

Item 1. Financial Statements.

4

SEARS OIL AND GAS CORPORATION
(A Development Stage Company)

FINANCIAL STATEMENTS

March 31, 2009 and December 31, 2008

C O N T E N T S

Page(s)
Balance Sheets	F-3

Statements of Operations	F-4

Statements of Stockholders’ Equity (Deficit)	F-5

Statements of Cash Flows	F-6

Notes to the Financial Statements	F-7-8

SEARS OIL AND GAS CORPORATION
(A Development Stage Company)
Balance Sheets

ASSETS

	March 31,	December 31,
	2009	2008
	(unaudited)
CURRENT ASSETS

Cash	$6,432	$592

Total Current Assets	6,432	592

TOTAL ASSETS	$6,432	$592

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable related party	$15,000	$-

Total Current Liabilities	15,000	-

STOCKHOLDERS' EQUITY (DEFICIT)

Common stock, $0.001 par value, 75,000,000
shares authorized, 36,200,000
shares outstanding	36,200	36,200
Additional paid-in capital	65,800	65,800
Deficit accumulated during the development stage	(110,568)	(101,408)

Total Stockholders' Equity (Deficit)	(8,568)	592
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY (DEFICIT)	$6,432	$592

SEARS OIL AND GAS CORPORATION
(A Development Stage Company)
Statements of Operations
(Unaudited)

			From Inception
			on September 9,
	For the Three Months		2005 Through
	Ended		March 31,
	2009	2008	2009

REVENUES	$-	$-	$-

OPERATING EXPENSES

General and administrative	9,160	13,580	110,568

Total Operating Expenses	9,160	13,580	110,568

LOSS FROM OPERATIONS	(9,160)	(13,580)	(110,568)

OTHER EXPENSES

Interest expense	-	-	-

LOSS BEFORE INCOME TAXES	(9,160)	(13,580)	(110,568)

Income Tax Expense	-	-	-

NET LOSS	$(9,160)	$(13,580)	$(110,568)

BASIC LOSS PER
COMMON SHARE	$(0.00)	$(0.00)

WEIGHTED AVERAGE
NUMBER OF COMMON
SHARES OUTSTANDING	36,200,000	33,100,000

SEARS OIL AND GAS CORPORATION
(A Development Stage Company)
Statements of Stockholders' Equity (Deficit)

				Deficit
				Accumulated
			Additional	During the	Total
	Common Stock		Paid-In	Development	Stockholders'
	Shares	Amount	Capital	Stage	Equity

Balance, September 9, 2005	-	$-	$-	$-	$-

Shares issued for services	30,000,000	30,000	10,000	-	40,000

Net loss since inception
through December 31, 2005	-	-	-	(543)	(543)

Balance, December 31, 2005	30,000,000	30,000	10,000	(543)	39,457

Net loss for the year
ended December 31, 2006	-	-	-	(39,186)	(39,186)

Balance, December 31, 2006	30,000,000	30,000	10,000	(39,729)	271

Common stock issued for
cash at $0.01 per share	1,200,000	1,200	10,800	-	12,000

Common stock issued for
services at $0.01 per share	5,000,000	5,000	45,000	-	50,000

Net loss for the year
ended December 31, 2007	-	-	-	(30,048)	(30,048)

Balance, December 31, 2007	36,200,000	36,200	65,800	(69,777)	32,223

Net loss for the year ended
December 31, 2008	-	-	-	(31,631)	(31,631)

Balance, December 31, 2008	36,200,000	36,200	65,800	(101,408)	592

Net loss for the three months ended
March 31, 2009 (unaudited)	-	-	-	(9,160)	(9,160)

Balance, March 31, 2009 (unaudited)	36,200,000	$36,200	$65,800	$(110,568)	$(8,568)

SEARS OIL AND GAS CORPORATION
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)
			From Inception
			on September 9,
	For theThree Months Ended		2005 Through
	March 31,		March 31,
	2009	2008	2009

OPERATING ACTIVITIES

Net loss	$(9,160)	$(13,580)	$(110,568)
Adjustments to Reconcile Net Loss to Net
Cash Used by Operating Activities:
Common stock issued for services	-	-	52,000
Changes in operating assets and liabilities:
Changes in accounts payable	-	-	-

Net Cash Used in
Operating Activities	(9,160)	(13,580)	(58,568)

INVESTING ACTIVITIES	-	-	-

FINANCING ACTIVITIES

Increase in related party payable	15,000	-	15,000
Common stock issued for cash	-	-	50,000

Net Cash Provided by
Financing Activities	15,000	-	65,000

NET DECREASE IN CASH	5,840	(13,580)	6,432

CASH AT BEGINNING OF PERIOD	592	32,223	-

CASH AT END OF PERIOD	$6,432	$18,643	$6,432

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$-	$-	$-
Income Taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

SEARS OIL & GAS, INC.
(A Development Stage Company)
Notes to the Financial Statements
March 31, 2009 and 2008

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2009 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2008 audited financial statements.  The results of operations for the period ended March 31, 2009 and 2008 are not necessarily indicative of the operating results for the full year.

NOTE 2 - GOING CONCERN

The Company’s financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The Company has had no revenues and has generated losses from operations.

In order to continue as a going concern and achieve a profitable level of operations, the Company will need, among other things, additional capital resources and to develop a consistent source of revenues.  Management’s plans include of investing in and developing all types of businesses related to the entertainment industry.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plan described in the preceding paragraph and eventually attain profitable operations.  The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

SEARS OIL & GAS, INC.
(A Development Stage Company)
Notes to the Financial Statements
March 31, 2009 and 2008

NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES

         Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

         Recent Accounting Pronouncements

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

Plan of Operation

As of March 31, 2009, we have $6,432 of cash available.  We have $15,000 of current liabilities. From the date of inception (September 9, 2005) to March 31, 2009 the Company has recorded a net loss of $110,568 of which were expenses relating to the initial development of the Company, filing its Registration Statement on Form S-1, and expenses relating to maintaining Reporting Company status with the SEC.  In order to survive as a going concern over the Company will require additional capital investments or borrowed funds to meet cash flow projections and carry forward our business objectives. There can be no guarantee or assurance that we can raise adequate capital from outside sources to fund the proposed business. Failure to secure additional financing would result in business failure and a complete loss of any investment made into the Company.

The Company filed a registration statement on Form S-1 on July 21, 2008, which was deemed effective on July 25, 2007.  The Company receive no funds from this offering. The registration was done for the benefit of the selling shareholders and we continue to fund the expenses associated with maintaining a reporting company status.

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

As of March 31, 2009, management assessed the effectiveness of the Company's internal control over financial reporting based on the criteria for effective internal control over financial reporting established in SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that the Company's management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee and lack of a majority of outside directors on the Company's board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by the Company's Chief Financial Officer in connection with the review of our financial statements as of March 31, 2009 and communicated the matters to our management.

Management believes that the material weaknesses set forth in items (2), (3) and (4) above did not have an effect on the Company's financial results. However, management believes that the lack of a functioning audit committee and lack of a majority of outside directors on the Company's board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures can result in the Company's determination to its financial statements for the future years.

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

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Sears Oil & Gas Corporation

Date: May 20, 2009	By:	/ s / William Sears
William Sears
Chief Financial Officer, Treasurer and Clerk
( principal financial and accounting officer)

Date: May 20, 2009	By:	/ / s/William Sears
William Sears
President and Chief Executive Officer