Form 10-Q/A
period 2009-03-31
Sears Oil & Gas
filed 2013-02-13
CIK 1434737

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q/A

(Amended)

Quarterly Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2009

Commission File Number 333-151300

SEARS OIL AND GAS CORPORATION

(Exact name of registrant as specified in its charter)

Nevada	20-3455830
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

3625 Cove Point Drive

Salt Lake City, Utah 84109

(801) 209-0740

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

Yes   ☐                   No  ☒

36,200,000 shares of Common Stock, par value $0.001, were outstanding on January 31, 2013.

1

SEARS OIL & GAS CORPORATION

2

PART I ― FINANCIAL INFORMATION

Item 1. Financial Statements.

SEARS OIL AND GAS CORPORATION

(A Development Stage Company)

FINANCIAL STATEMENTS

March 31, 2009 and December 31, 2008

C O N T E N T S

F-1

SEARS OIL AND GAS CORPORATION
(A Development Stage Company)
Balance Sheets

ASSETS

	March 31,	December 31,
	2009	2008
	(Unaudited)	(Restated)
	(Restated)

CURRENT ASSETS

Cash and cash equivalents	$6,432	$592

TOTAL ASSETS	$6,432	$592

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable	$655	$8,955
Accrued interest	104	—
Notes payable	15,000	—

Total Current Liabilities	15,759	8,955

TOTAL LIABILITIES	15,759	8,955

STOCKHOLDERS' EQUITY (DEFICIT)

Common stock, $0.001 par value; 75,000,000 shares
authorized, 36,200,000 shares issued and outstanding	36,200	36,200
Additional paid-in capital	65,800	65,800
Deficit accumulated during the development stage	(111,327)	(110,363)

Total Stockholders' Equity (Deficit)	(9,327)	(8,363)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$6,432	$592

The accompanying notes are an integral part of these financial statements.

F-2

SEARS OIL AND GAS CORPORATION
(A Development Stage Company)
Statements of Operations
(Unaudited)

			From Inception
			on October 18,
	For the Three Months Ended		2005 Through
	March 31,		March 31,
	2009	2008	2009
	(Restated)	(Restated)	(Restated)

NET REVENUES	$—	$—	$—

OPERATING EXPENSES

Selling, general and administrative	860	13,586	111,223
Interest expense	104	—	104

Total Operating Expenses	964	13,586	111,327

NET LOSS BEFORE INCOME TAXES	(964)	(13,586)	(111,327)

PROVISION FOR INCOME TAXES	—	—	—

NET LOSS	$(964)	$(13,586)	$(111,327)

BASIC NET LOSS PER SHARE	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING	36,200,000	36,200,000

The accompanying notes are an integral part of these financial statements.

F-3

SEARS OIL AND GAS CORPORATION
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

			From Inception
			on October 18,
	For the Three Months Ended		2005 Through
	March 31,		March 31,
	2009	2008	2009
	(Restated)	(Restated)	(Restated)

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(964)	$(13,586)	$(111,327)
Adjustments to reconcile net loss to net cash
used by operating activities:
Common stock issued for services rendered	—	—	52,000
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	(8,196)	—	759

Net Cash Used by Operating Activities	(9,160)	(13,586)	(58,568)

CASH FLOWS FROM INVESTING ACTIVITIES	—	—	—

CASH FLOWS FROM FINANCING ACTIVITIES

Net proceeds from issuance of common stock	—	—	50,000
Proceeds from notes payable	15,000	—	15,000

Net Cash Provided by Financing Activities	15,000	—	65,000

INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS	5,840	(13,586)	6,432

CASH AND CASH EQUIVALENTS AT
BEGINNING OF PERIOD	592	32,224	—

CASH AND CASH EQUIVALENTS AT
END OF PERIOD	$6,432	$18,638	$6,432

SUPPLEMENTAL DISCLOSURES:

Cash paid for interest	$—	$—	$—
Cash paid for income taxes	$—	$—	$—

The accompanying notes are an integral part of these financial statements.

F-4

SEARS OIL & GAS, INC.

(A Development Stage Company)

Notes to the Restated Financial Statements

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

F-5

SEARS OIL & GAS, INC.

(A Development Stage Company)

Notes to the Restated Financial Statements

March 31, 2009 and 2008

NOTE 3 – RESTATED FINANCIAL STATEMENTS

The financial statements for the year ended December 31, 2008 were restated to reflect corrections identified during a subsequent audit of the financial statements. Management concluded this restatement is necessary to reflect the changes described below.

	RESTATEMENT CHANGES
	For the Year Ended December 31,
	2008	2008	Change
	(Restated)	(As Previously Filed)
Accounts Payable	$8,955	$—	$8,955
Total Liabilities	$8,955	$—	$8,955

General & Administrative Expenses	$40,586	$31,631	$8,955
Net Income (Loss)	$(40,586)	$(31,631)	$(8,955)

Basic & Diluted Net Loss Per Share	$(0.00)	$(0.00)	$—

The financial statements for the period ended March 31, 2009 were restated to reflect corrections identified during a subsequent audit of the financial statements. Management concluded this restatement is necessary to reflect the changes described below.

	RESTATEMENT CHANGES
	For the Three Months Ended March 31,
	2009	2009	Change
	(Restated)	(As Previously Filed)
Accounts Payable	$655	$—	$655
Accrued Interest	104	—	104
Total Liabilities	$15,759	$15,000	$759

General & Administrative Expenses	$964	$9,160	$8,196
Net Income (Loss)	$(964)	$(9,160)	$(8,196)

Basic & Diluted Net Loss Per Share	$(0.00)	$(0.00)	$—

The financial statements for the period ended March 31, 2008 were restated to reflect corrections identified during a subsequent audit of the financial statements. Management concluded this restatement is necessary to reflect the changes described below.

	RESTATEMENT CHANGES
	For the Three Months Ended March 31,
	2008	2008	Change
	(Restated)	(As Previously Filed)
General & Administrative Expenses	$13,586	$13,580	$6
Net Income (Loss)	$(13,586)	$(13,580)	$6

Basic & Diluted Net Loss Per Share	$(0.00)	$(0.00)	$—
F-6

SEARS OIL & GAS, INC.

(A Development Stage Company)

Notes to the Restated Financial Statements

March 31, 2009 and 2008

NOTE 4 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events for the period of March 31, 2009 through the date the financial statements were issued, and concluded there were no other events or transactions occurring during this period that required recognition or disclosure in its financial statements.

F-7

Item 2. Management's Discussion and Analysis of Financial Condition and Plan of Operations .

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

General

Sears Oil & Gas Corporation (the “Company”) is a development stage company that was incorporated on October 18, 2005, in the state of Nevada. The Company was organized for the purpose of exploiting the opportunities that exists in the oil and gas sector. The Company has never declared bankruptcy, it has never been in receivership, and it has never been involved in any legal action or proceedings. Since becoming incorporated, Sears Oil & Gas has not made any significant purchase or sale of assets, nor has it been involved in any mergers, acquisitions or consolidations and the Company owns no subsidiaries.  The fiscal year end is December 31st.  The Company has not had revenues from operations since its inception and/or any interim period in the current fiscal year.

Plan of Operation

For both the three months-ended March 31, 2009 and 2008, the Company had no revenue. For the three months-ended March 31, 2009, the Company incurred $860 of selling, general and administrative expenses, primarily for professional services; a decrease of $12,726, or 94% from the $13,586 for the corresponding period of the prior year. This decrease resulted from incurring fewer professional fees. For the three months-ended March 31, 2009, the Company also incurred $104 of interest expense on the loan from a related party. There was no interest expense for the corresponding period of the prior year.

As a result of the foregoing, the Company incurred a loss of $964 for the three months-ended March 31, 2009 compared to a loss of $13,586 for the corresponding period of the prior year.

Liquidity

As of March 31, 2009, the Company had $6,432 of cash and negative working capital of $9,327. This compares with cash of $592 and negative working capital of $8,363 as of December 31, 2008.

For the three months-ended March 31, 2009, the Company used $9,160 in operations consisting of the loss of $964 which was partially offset by changes in accounts payable and accrued expenses of $8,196. This compares with $13,586 used in operations for the corresponding period of the prior year, all from the operating loss.

There were no investing activities during either the three months-ended March 31, 2009 or 2008.

For the three months-ended March 31, 2009, the Company had net proceeds from financing activities of $15,000, all from a loan from a related party. There were no proceeds from financing activities for the corresponding period of the prior year.

As a result of the foregoing, there was a net increase in cash of $5,840 for the three months-ended March 31, 2009 from the cash on hand as of December 31, 2008.

From the date of inception (October 18th, 2005) to March 31, 2009 the Company has recorded a net loss of $111,327 most of which were expenses relating to the initial development of the Company, filing its Registration Statement on Form S-1, and expenses relating to maintaining Reporting Company status with the SEC.  In order to survive as a going concern, the Company will require additional capital investments or borrowed funds to meet cash flow projections and carry forward our business objectives. There can be no guarantee or assurance that we can raise adequate capital from outside sources to fund the proposed business. Failure to secure additional financing would result in business failure and a complete loss of any investment made into the Company.

The Company filed a registration statement on Form S-1 on July 21, 2008, which was deemed effective on July 25, 2008.  The Company received no funds from this offering. The registration was done for the benefit of the selling shareholders and we continue to fund the expenses associated with maintaining a reporting company status.

To date there is no public market for the Company’s common stock. There can be no guarantee or assurance that a public market will ever exist for the common stock. Failure to create a market for the Company’s common stock would result in business failure and a complete loss of any investment made into the Company.

Employees

There were no employees of the Company, excluding the current President and Director, G. Reed Petersen and the Company does not anticipate hiring any additional employees within the next twelve months.

Off-Balance Sheet Arrangements

The Company did not have any off-balance sheet arrangements that had or are reasonably likely to have a current or future effect on the Company's financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. The term "off-balance sheet arrangement" generally means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with the Company is a party, under which the Company has (i) any obligation arising under a guarantee contract, derivative instrument or variable interest; or (ii) a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets.

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

Item 1A. Risk Factors

This item is not applicable to smaller reporting companies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

(a) Exhibits furnished as Exhibits hereto:

Exhibit No.	Description

31.1	Certification of G. Reed Petersen pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Sears Oil & Gas Corporation

Date: February 13, 2013	By:	/ s / G. Reed Petersen
G. Reed Petersen
President, Chief Executive Officer, Chief Financial Officer

