Form 10-K
period 2009-12-31
Sears Oil & Gas
filed 2013-02-14
CIK 1434737

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

________________

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2009

Commission File Number:   333-151300

_______________________________

SEARS OIL AND GAS CORPORATION

(Exact name of registrant as specified in its charter)

NEVADA	20-3455830
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3625 Cove Point Drive

Salt Lake City, Utah 84109

(Address of principal executive offices, including zip code)

(801) 209-0740

(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $0.001 par value per share

Title of class	Name of each exchange on which registered
Common Stock. $0.001 par value per share	OTC Pink Sheets

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in 405 of the Securities Act.    Yes ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes ☐    No ☒

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☒   No ☐

As of January 31, 2013, based on the market price for voting common shares held by non-affiliates of the registrant was $104,209 at a market price of $.009 per share

As of January 31, 2013, the Registrant had outstanding 36,200,000 shares of Common Stock with a par value of $0.001 per share.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents (or portions thereof) are incorporated herein by reference:  registration statement and exhibits thereto filed on Form S-1 May 30, 2008 are incorporated by reference within Part I and Part II herein.

2

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

Investors and security holders may obtain a free copy of the Annual Report on Form 10-K and other documents filed by SRSG with the Securities and Exchange Commission ("SEC") at the SEC's website at http://www.sec.gov. Free copies of the Annual Report on Form 10-K and other documents filed by SRSG with the SEC may also be obtained from SRSG by directing a request to Sears Oil and Gas Corporation, Inc., Attention: G. Reed Petersen, 3625 Cove Point Drive Salt Lake City, Utah 84109.

ITEM 1	BUSINESS.

General

Sears Oil and Gas Corporation (“SRSG”), a Nevada corporation, was incorporated on October 18, 2005. It is a developmental stage company with its principal business objective being to taking advantage of the many and varied opportunities currently presented within the oil and gas industry.  SRSG intended to exploit multiple revenue streams throughout the natural resources industry, including oil, gas and mining areas. However, after various failed efforts, the principals sold controlling interest in the Company. The Company now seeks another company with which to merge or acquire for stock. SRSG has never declared bankruptcy, it has never been in receivership, and it has never been involved in any legal action or proceedings. Since incorporation, SRSG has not made any significant purchase or sale of assets, nor has it been involved in any mergers, acquisitions or consolidations.  SRSG has no subsidiaries.  Our fiscal year end is December 31st.

Description of Business

Investors must be aware that we are a development stage Company that has generated no revenues from operations since our inception. We rely upon the sale of our securities and funds provided by management to cover expenses. In addition, our independent accountant has issued an opinion indicating that there is substantial doubt about our ability to continue as a going concern. Additional capital must be obtained by us to implement our business plan and there is no assurance that financing to cover the costs of implementation of our business plan can be obtained. We do not, as of the date of this annual report, have any commitments from any provider of capital to provide the required funds. At present, the Company’s endeavors are seeking an operating business with which to merge or acquire for stock.

There has been no purchase or sale of any plant or equipment.  We have no patents, trademarks licenses, or labor contracts.

There is a limited market for our common stock, which trades on the Pink Sheets, with a trading symbol SRSG. The stock commenced trading on the OTCBB market in June 2009. The company failed to file with the Securities & Exchange Commission the quarterly reports, causing us to be removed from the OTCBB exchange, thus we were moved to the Pink Sheets. Our Stock is considered a “Penny Stock” with all the risks associated as such. There is limited trading. The Following represents trading ranges per quarter. We did no trade the first quarter 2009.

Quarter Ending 6/30/2009 High $ .15 Low $.05

Quarter Ending 9/30/2009 High $.014 Low $.010

Quarter Ending 12/31/2009 High $.014 Low $.004

Other than G. Reed Petersen the Company has no employees. Mr. Petersen is currently supplying office space for the Company at no cost.

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

Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an ongoing business for the next twelve months. As such we may have to cease activities and you could lose your investment. We will continue to look for a merger candidate for our business.

We currently do not have adequate funds to cover the costs associated with maintaining our status as a Reporting Company.

The Company currently has approximately $712 of cash available.

We lack an operating history and have losses which we expect to continue into the future. As a result, we may have to suspend or cease activities, which would result in a complete loss of any investment made into the Company.

We were incorporated on October 18, 2005 and we have not started any business activities or realized any revenues. We have no operating history upon which an evaluation of our future success or failure can be made. As of December 31, 2009 our net loss since inception was $117,801.  Based upon current plans, we expect to incur operating losses in future periods.

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

Because there is currently limited public trading market for our common stock, you may not be able to resell your stock.

Our common stock is quoted on the OTC Pink Sheets exchange, under the symbol SRSG. We have limited trading.

Because our securities are subject to penny stock rules, you may have difficulty reselling your shares.

Our shares are penny stocks are covered by section 15(g) of the Securities Exchange Act of 1934 which imposes additional sales practice requirements on broker/dealers who sell the Company's securities including the delivery of a standardized disclosure document; disclosure and confirmation of quotation prices; disclosure of compensation the broker/dealer receives; and, furnishing monthly account statements. For sales of our securities, the broker/dealer must make a special suitability determination and receive from its customer a written agreement prior to making a sale. The imposition of the foregoing additional sales practices could adversely affect a shareholder's ability to dispose of his stock and as a result the investor may lose his entire investment made into the Company.

We are subject to the requirements of section 404 of the Sarbanes-Oxley Act. If we are unable to timely comply with section 404 or if the costs related to compliance are significant, our profitability, stock price and results of operations and financial condition could be materially adversely affected.

We are required to comply with the provisions of Section 404 of the Sarbanes-Oxley Act of 2002, which require us to maintain an ongoing evaluation and integration of the internal controls of our business. We were required to document and test our internal controls and certify that we are responsible for maintaining an adequate system of internal control procedures for the year ended December 31, 2009.

We evaluated our existing controls for the year ended December 31, 2009. Our Chief Executive Officer and Chief Financial Officer identified material weaknesses in our internal control over financial reporting and determined that we did not maintain effective internal control over financial reporting as of December 31, 2009. The identified material weaknesses did not result in material audit adjustments to our 2009 financial statements; however, uncured material weaknesses could negatively impact our financial statements for subsequent years.

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

ITEM 1B	UNRESOLVED STAFF COMMENTS.

None

ITEM 2	PROPERTIES.

We do not own any property. The principal offices are located at 3625 Cove Point Drive, Salt Lake City, Utah 84109

ITEM 3	LEGAL PROCEEDINGS.

Sears Oil and Gas is not currently a party to any legal proceedings.

ITEM 4	MINE SAFETY DISCLOSURES.

None

PART II

ITEM 5	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

There is no market for our common stock.  We cannot provide any assurance a market will ever develop in the future,

We did not declare or pay dividends during the Fiscal Year 2009 and do not anticipate declaring or paying dividends in fiscal year 2009.

We had no equity compensation plan in 2009.

ITEM 6	SELECTED FINANCIAL DATA.

Summary of Financial Data

As of December 31, 2009

Revenues	$0

Earnings (Loss)	$(7,438)

Total Assets	$712

Liabilities	$16,513

Shareholders’ Equity	$(15,801)

ITEM 7	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion is intended to assist in the understanding and assessment of significant changes and trends related to the results of operations and financial condition of Sears Oil and Gas Corporation for the years ended December 31, 2009 and 2008.

Critical Accounting Policies

The preparation of our consolidated financial statements and notes thereto requires management to make estimates and assumptions that affect the amounts and disclosures reported within those financial statements. On an ongoing basis, management evaluates its estimates, including those related to revenue recognition, contingencies, litigation and income taxes. Management bases its estimates and judgments on historical experiences and on various other factors believed to be reasonable under the circumstances. Actual results under circumstances and conditions different than those assumed could result in differences from the estimated amounts in the financial statements. There have been no material changes to these policies during fiscal 2008 and 2009.  As of December 31, 2009 the Company has not identified any critical estimates that are used in the preparation of the financial statements.

Liquidity and Capital Resources. As of December 31, 2009 we had cash of $712 and a negative working capital of $15,801. This compares with cash of $592 and negative working capital of $8,363 as of December 31, 2008.

Net cash used by operating activities totaled $14,880 for the year-ended December 31, 2009 consisting of a loss from operations of $7,438 and a change in accounts payable and accrued expenses of $(7,442). This compares with net cash used in operating activities of $31,631for the year-ended December 31, 2008 consisting of a loss from operations of $40,586 which was partially offset by a change in accounts payable and accrued expenses of $8,955.

There was no investing activity in either the year-ended December 31, 2009 or 2008.

Net cash provided by financing activities totaled $15,000 for the year-ended December 31, 2009, all from a loan from a related party. There was no financing activity for the corresponding period of the prior year.

We must secure additional funds in order to continue our business. We will be required to secure a loan to pay expenses relating to filing this report including legal, accounting and filing fees.  We believe that we will be able to obtain this loan from a current shareholder of the Company; however we cannot provide any assurance that we will be able to raise additional proceeds or secure additional loans in the future to cover our expenses related to maintaining our reporting company status.  Furthermore, there is no guarantee we will receive the required financing to complete our business strategies; we cannot provide any assurance that future financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations.  If we are unable to accomplish raising adequate funds then any it would be likely that any investment made into the Company would be lost in its entirety.

Results of Operations . We did not have revenue for either the year-ended December 31, 2009 or 2008. For the year-ended December 31, 2009, we incurred $6,125 of administrative expenses, a decrease of $34,461, or 85 % from the $40,586 of administrative expenses for the year-ended

December 31, 2008. The reduction in administrative expenses resulted from a decrease in professional fees and a reduction in costs associated with seeking revenue streams for the Company. For the year-ended December 31, 2009 we incurred $1,313 of interest expense on the loan from a related party. There was no interest expense for the year-ended December 31, 2008.

As a result of the foregoing, we incurred a loss of $7,438 for the year-ended December 31, 2009 compared to a loss of $40,586 for the year-ended December 31, 2008. Since incorporation we have incurred a loss of $117,801.

Off-Balance Sheet Arrangements. None

Contractual Obligations .   None

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

At the end of the period covered by this report, an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) was carried out under the supervision and with the participation of our Principal Executive Officer who is also the Principal Financial and Accounting Officer, G. Reed Petersen. Based on his evaluation of our disclosure controls and procedures, he concluded that during the period covered by this report, such disclosure controls and procedures were not effective to detect the inappropriate application of US GAAP standards. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our disclosure controls and that may be considered to be “material weaknesses.”

SRSG will continue to create and refine a structure in which critical accounting policies and estimates are identified, and together with other complex areas, are subject to multiple reviews by accounting personnel. In addition, SRSG will enhance and test our year-end financial close process. Additionally. Finally, we plan to designated individuals responsible for identifying reportable developments. We believe these actions will remediate the material weakness by focusing additional attention and resources in our internal accounting functions. However, the material weakness will not be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2009. This assessment is based on the criteria for effective internal control described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, management concluded that our internal control over financial reporting as of December 31, 2009 was not effective in the specific areas described in the “Disclosure Controls and Procedures” section above and as specifically described in the paragraphs below.

As of December 31, 2009 the Principal Executive Officer who is also the Principal Financial Officer identified the following specific material weaknesses in the Company’s internal controls over its financial reporting processes:

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

• Representative with Financial Expertise — For the year ending December 31, 2009, the Company did not have a representative with the requisite knowledge and expertise to review the financial statements and disclosures at a sufficient level to monitor the financial statements and disclosures of the Company. Failure to have a representative with such knowledge and expertise amounts to a material weakness to the Company’s internal controls over its financial reporting processes.

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

Changes in Internal Controls

There have been no changes in our internal control over financial reporting that occurred during our fiscal quarter ended December 31, 2009 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

ITEM 9B	OTHER INFORMATION.

In April 2012, G. Reed Petersen purchased 24,621,200 shares of restricted stock of the registrant, owned by William C. Sears, representing 68.01% of the total outstanding shares. Subsequent to the purchase of said shares, William C. Sears and Max Kern resigned all their positions with Sears Oil and Gas, Inc. Max Kern retained 2,500,000 shares of common stock. At a special shareholders meeting, G. Reed Petersen was elected as the sole director.

At a special board of directors meeting, G. Reed Petersen was appointed President, Secretary, Treasurer, and Chief Financial Officer.

During the quarter ended March 31, 2009, a shareholder of the Company loaned $15,000.00 to the Company as a short term convertible note. The note was later assigned to a non-affiliated individual.

Mr. Petersen has agreed to loan the Company the necessary funds to bring the Company current in its filings with the Securities and Exchange Commission so the Company may be in a position to benefit from a possible merger, acquisition or any lawful business transaction. Mr. Petersen reserves the right to cap said loans to $20,000.00.

In order to accomplish the above, Sears Oil and Gas, Inc. has now engaged the following:

Transfer Agent:

Presidend Stock Transfer

850 West Hastings St., Suite 900

Vancouver, B.C. V6C1E1

Telephone 604-876-5526

Auditor:

Morrill & Associates

1448 North 2000 West, Suite 3

Clinton, UT 84015

Telephone 801-820-6233

Legal Council:

Hank Vanderkam Esq.

406 McGowen Street

Houston, TX 77006

Telephone 713-547-8900

PART III

ITEM 10	DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Sears Oil and Gas Corporation’s executive officer and director and his respective age as of December 31, 2009 are as follows:

Directors:

Name of Director	Age
G. Reed Petersen	67

Executive Officers:

Name of Officer	Age	Office
G. Reed Petersen	67	President, Chief Executive Officer

		Chief Financial Officer, Secretary and Treasurer

The term of office for each director is one year, or until the next annual meeting of the shareholders.

Biographical Information

Set forth below is a brief description of the background and business experience of our executive officer and director for the past five years

G. Reed Petersen – President and Director – From 2008 to the present, Mr. Petersen has been the employed by Wildwood Molding and Mill LLC, in Salt Lake City, Utah as the operations manager. Prior to that Mr. Petersen was involved in various real estate development projects in the State of Utah, as a developer.

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

ITEM 11	EXECUTIVE COMPENSATION.

Summary Compensation Table

	Annual Compensation				Long-Term Compensation
Name and Principal Position	Year	Salary ($)	Bonus	Other Annual Compensation ($)	Restricted Stock Awards ($)	Securities Underlying Options (#)	LTIP Payouts ($)	All Other Compensation ($)

G. Reed Petersen	2008	-	-	-	-	-	-	-
Officer and Director	2009	-	-	-	-	-	-	-
11

There has been no cash payment paid to the executive officer for services rendered in all capacities to us for the period ended December 31, 2009. There has been no compensation awarded to, earned by, or paid to the executive officer by any person for services rendered in all capacities to us for the fiscal period ended December 31, 2009.  No compensation is anticipated within the next six months to any officer or director of the Company.

Stock Option Grants

We did not grant any stock options to the executive officer during the most recent fiscal period ended December 31, 2008.  We have also not granted any stock options to the executive officer of the Company.

ITEM 12	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table provides the names and addresses of each person known to Sears Oil and Gas Corporation to own more than 5% of the outstanding common stock as of December 31, 2009, and by the Officers and Directors, individually and as a group. Except as otherwise indicated, all shares are owned directly.

Title Of Class	Name, Title and Address of Beneficial Owner of Shares	Amount of Beneficial Ownership
			%

Common	G. Reed Petersen, President and Director	24,621,200	68.01%

Common	Max Kern	2,500,000	6.91%

	All Directors and Officers as a group	27,121,200	74.92%

The percent of class is based on 36,200,000 shares of common stock issued and outstanding as of January 31, 2013

ITEM 13	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

During Fiscal Years 2009, there were no material transactions between the Company and any Officer, Director or related party. Richard Graibus, a shareholder, but not affiliated or related person, loaned the Company $15,000. Other than the foregoing, there has not, since the date of incorporation, had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us.

Any future transactions between us and our Officers, Directors, and Affiliates will be on terms no less favorable to us than can be obtained from unaffiliated third parties. Such transactions with such persons will be subject to approval of our Board of Directors.

ITEM 14	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The amounts paid to our independent auditing firm for each of the past two calendar years are as follows:

	2009	2008
Auditing	$4,000	$18,500
Tax services
Other services
Total	$4,000	$18,500

PART IV

ITEM 15	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)	The following documents have been filed as a part of this Annual Report on Form 10-K.

1.	Financial Statements

2.	Financial Statement Schedules.

All schedules are omitted because they are not applicable or not required or because the required information is included in the Financial Statements or the Notes thereto.

3.	Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this Annual Report:

EXHIBIT

NUMBER	DESCRIPTION

3.1	Articles of Incorporation

3.2*	By-Laws

14.1*	Code of Ethics

31.1	302 CERTIFICATION OF THE CHIEF EXECUTIVE OFFICER

31.2	302 CERTIFICATION OF THE CHIEF EXECUTIVE OFFICER

32.1	906 CERTIFICATION OF THE CHIEF FINANCIAL OFFICER

32.2	906 CERTIFICATION OF THE CHIEF FINANCIAL OFFICER

*Previously filed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SEARS OIL AND GAS CORPORATION

By:	/s/ G. Reed Petersen
G. Reed Petersen
President
Chief Executive Officer, Director
By:	/s/ G. Reed Petersen
G. Reed Petersen Chief Financial Officer
Treasurer, Secretary,

Date: February 13, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Sears Oil & Gas Corporation (A Development Stage Company)

Salt Lake City, Utah

We have audited the accompanying balance sheets of Sears Oil & Gas Corporation (a development stage company) as of December 31, 2009 and 2008 and the related statements of operations, stockholders’ deficit and cash flows for the years then ended and for the period from inception on October 18, 2005 through December 31, 2009. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sears Oil & Gas Corporation (a development stage company) as of December 31, 2009 and 2008 and the results of its operations and cash flows for the years ended December 31, 2009 and 2008 and for the period from inception on October 18, 2005 through December 31, 2009 in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  The Company has suffered recurring losses and has no operations which raise substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 4, the accompanying financial statements for the year ended December 31, 2008 have been restated.

/s/ Morrill & Associates

Morrill& Associates

Clinton, Utah 84015

February 1, 2013

SEARS OIL AND GAS CORPORATION
(A Development Stage Company)
Balance Sheets

ASSETS

	December 31,	December 31,
	2009	2008
		(Restated)

CURRENT ASSETS

Cash and cash equivalents	$712	$592

TOTAL ASSETS	$712	$592

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable	$200	$8,955
Accrued interest	1,313	—
Notes payable	15,000	—

Total Current Liabilities	16,513	8,955

TOTAL LIABILITIES	16,513	8,955

STOCKHOLDERS' EQUITY (DEFICIT)

Common stock, $0.001 par value; 75,000,000 shares
authorized, 36,200,000 shares issued and outstanding	36,200	36,200
Additional paid-in capital	65,800	65,800
Deficit accumulated during the development stage	(117,801)	(110,363)

Total Stockholders' Equity (Equity)	(15,801)	(8,363)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$712	$592

The accompanying notes are an integral part of these financial statements.

SEARS OIL AND GAS CORPORATION
(A Development Stage Company)
Statements of Operations

			From Inception
			on October 18,
	For the Year Ended		2005 Through
	December 31,		December 31,
	2009	2008	2009
		(Restated)	(Restated)

NET REVENUES	$—	$—	$—

OPERATING EXPENSES

Selling, general and administrative	6,125	40,586	116,488
Interest expense	1,313	—	1,313

Total Operating Expenses	7,438	40,586	117,801

NET LOSS BEFORE INCOME TAXES	(7,438)	(40,586)	(117,801)

PROVISION FOR INCOME TAXES	—	—	—

NET LOSS	$(7,438)	$(40,586)	$(117,801)

BASIC NET LOSS PER SHARE	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING	36,200,000	36,200,000

The accompanying notes are an integral part of these financial statements.

SEARS OIL AND GAS COMPANY
(A Development Stage Company)
Statements of Stockholders' Equity From Inception on
October 18, 2005 through December 31, 2009

				Deficit
				Accumulated
			Additional	During the	Total
	Common Stock		Paid-In	Development	Stockholders'
	Shares	Amount	Capital	Stage	Equity

Balance at Inception on
October 18, 2005	—	$—	$—	$—	$—

Issuance of common stock
for services	30,000,000	30,000	10,000	—	40,000

Net loss from inception to
December 31, 2005	—	—	—	(543)	(543)

Balance, December 31, 2005	30,000,000	30,000	10,000	(543)	39,457

Net loss for the year ended
December 31, 2006	—	—	—	(39,186)	(39,186)

Balance, December 31, 2006	30,000,000	$30,000	$10,000	$(39,729)	$271

Issuance of common stock
for services at $0.01 per share	1,200,000	1,200	10,800	—	12,000

Issuance of common stock
for cash at $0.01 per share	5,000,000	5,000	45,000	—	50,000

Net loss for the year ended
December 31, 2007	—	—	—	(30,048)	(30,048)

Balance, December 31, 2007	36,200,000	36,200	65,800	(69,777)	32,223

Net loss for the year ended
December 31, 2008 (Restated)	—	—	—	(40,586)	(40,586)

Balance, December 31, 2008 (Restated)	36,200,000	$36,200	$65,800	$(110,363)	$(8,363)

Net loss for the year ended
December 31, 2009	—	—	—	(7,438)	(7,438)

Balance, December 31, 2009	36,200,000	$36,200	$65,800	$(117,801)	$(15,801)

The accompanying notes are an integral part of these financial statements.

SEARS OIL AND GAS CORPORATION
(A Development Stage Company)
Statements of Cash Flows

			From Inception
			on October 18,
	For the Year Ended		2005 Through
	December 31,		December 31,
	2009	2008	2009
		(Restated)	(Restated)

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(7,438)	$(40,586)	$(117,801)
Adjustments to reconcile net loss to net cash
used by operating activities:
Common stock issued for services rendered	—	—	52,000
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	(7,442)	8,955	1,513

Net Cash Used by Operating Activities	(14,880)	(31,631)	(64,288)

CASH FLOWS FROM INVESTING ACTIVITIES	—	—	—

CASH FLOWS FROM FINANCING ACTIVITIES

Net proceeds from issuance of common stock	—	—	50,000
Proceeds from notes payable	15,000	—	15,000

Net Cash Provided by Financing Activities	15,000	—	65,000

INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS	120	(31,631)	712

CASH AND CASH EQUIVALENTS AT
BEGINNING OF PERIOD	592	32,223	—

CASH AND CASH EQUIVALENTS AT
END OF PERIOD	$712	$592	$712

SUPPLEMENTAL DISCLOSURES:

Cash paid for interest	$—	$—	$—
Cash paid for income taxes	$—	$—	$—

The accompanying notes are an integral part of these financial statements.

SEARS OIL AND GAS CORPORATION

Notes to the Financial Statements

December 31, 2009 and 2008

NOTE 1 - ORGANIZATION AND HISTORY

Sears Oil and Gas Corporation (the Company) was incorporated on October 18, 2005 in the State of Nevada. The Company was formed to use a patented technology to produce crude oil from “tar sands” deposits. The Company will also conduct administrative, correlated transportation and delivery of product, financial management, and the marketing and sales programs of the operation. The Company has not commenced principle operations and is classified as a development stage company.

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

b.  Basic Loss Per Share

	For the Year Ended December 31, 2009
Loss (Numerator)	Shares (Denominator)	Per Share Amount
$(7,438)	36,200,000	$(0.00)
	For the Year Ended December 31, 2008 (Restated)
Loss (Numerator)	Shares (Denominator)	Per Share Amount
$(40,586)	36,200,000	$(0.00)

The computations of basic loss per share of common stock are based on the weighted average number of shares outstanding at the date of the financial statements. There are no common stock equivalents outstanding.

SEARS OIL AND GAS CORPORATION

Notes to the Financial Statements

December 31, 2009 and 2008

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

Net deferred tax assets consist of the following components as of December 31, 2009 and December 31, 2008:

	2009	2008
Deferred tax assets:		(Restated)
NOL Carryover	$45,942	$43,041
Valuation allowance	(45,942)	(43,041)

Net deferred tax asset	$—	$—

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate of 39% to pretax income from continuing operations for the periods ended December 31, 2009 and December 31, 2008 due to the following:

	2009	2008
		(Restated)
Current Federal Tax	$—	$—
Current State Tax	—	—
Change in NOL Benefit	2,901	15,829
Valuation allowance	(2,901)	(15,829)

Net deferred tax asset	$—	$—

At December 31, 2009, the Company had net operating loss carry forwards of approximately $45,942 that may be offset against future taxable income through the year 2029.  No tax benefit has been reported in the December 31, 2009 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards for Federal income tax reporting purposes are subject to annual limitations.  Should a change in ownership occur, net operating loss carry forwards may be limited as to use in the future.

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

December 31, 2009 and 2008

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (Continued)

e.  Fair Value of Financial Instruments

As at December 31, 2009, the fair value of cash and accounts and advances payable, including amounts due to and from related parties, approximate carrying values because of the short-term maturity of these instruments.

f.  Recently Issued Accounting Pronouncements

We have reviewed accounting pronouncements issued during the past two years and have adopted any that are applicable to our company. We have determined that none had a material impact on our financial position, results of operations, or cash flows for the years ended December 31, 2009 and 2008.

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

h.  Concentration of Risk

Cash - The Company at times may maintain a cash balance in excess of insured limits. At December 31, 2009, the Company has no cash in excess of insured limits.

i.  Revenue Recognition

The Company recognizes oil revenues when pumped and metered by the customer.

j.  Accounts Receivable

Accounts receivable are carried at the expected net realizable value. The allowance for doubtful accounts is based on management's assessment of the collectability of specific customer accounts and the aging of the accounts receivables.  If there were a deterioration of a major customer's creditworthiness, or actual defaults were higher than historical experience, our estimates of the recoverability  of the amounts  due to us could be  overstated,  which  could have a negative impact on operations.

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

SEARS OIL AND GAS CORPORATION

Notes to the Financial Statements

December 31, 2009 and 2008

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

NOTE 4 – RESTATED FINANCIAL STATEMENTS

The financial statements for the year ended December 31, 2008 were restated to reflect corrections identified during a subsequent audit of the financial statements. Management concluded this restatement is necessary to reflect the changes described below.

	RESTATEMENT CHANGES
	For the Year Ended December 31,
	2008	2008	Change
	(Restated)	(As Previously Filed)
Accounts Payable	$8,955	$-	$8,955
Total Liabilities	$8,955	$-	$8,955

General & Administrative Expenses	$40,586	$31,631	$8,955
Net Income (Loss)	$(40,586)	$(31,631)	$(8,955)

Basic & Diluted Net Loss Per Share	$(0.00)	$(0.00)	$-

NOTE 5 –SUBSEQUENT EVENTS

The Company has evaluated subsequent events for the period of December 31, 2009 through the date the financial statements were issued, and concluded there were no other events or transactions occurring during this period that required recognition or disclosure in its financial statements.

