Form 10-Q
period 2010-03-31
Sears Oil & Gas
filed 2013-02-14
CIK 1434737

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2010

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

1

SEARS OIL & GAS CORPORATION

2

PART I ― FINANCIAL INFORMATION

Item 1. Financial Statements.

SEARS OIL AND GAS CORPORATION

(A Development Stage Company)

FINANCIAL STATEMENTS

March 31, 2010 (unaudited) and December 31, 2009

C O N T E N T S

F-1

SEARS OIL AND GAS CORPORATION
(A Development Stage Company)
Balance Sheets

ASSETS

	March 31,	December 31,
	2010	2009
	(Unaudited)

CURRENT ASSETS

Cash and cash equivalents	$497	$712

TOTAL ASSETS	$497	$712

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable	$—	$200
Accrued interest	1,932	1,313
Notes payable	15,000	15,000

Total Current Liabilities	16,932	16,513

TOTAL LIABILITIES	16,932	16,513

STOCKHOLDERS' EQUITY (DEFICIT)

Common stock, $0.001 par value; 75,000,000 shares
authorized, 36,200,000 shares issued and outstanding	36,200	36,200
Additional paid-in capital	65,800	65,800
Deficit accumulated during the development stage	(118,435)	(117,801)

Total Stockholders' Equity (Deficit)	(16,435)	(15,801)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$497	$712

The accompanying notes are an integral part of these financial statements.

F-2

SEARS OIL AND GAS CORPORATION
(A Development Stage Company)
Statements of Operations
(Unaudited)

			From Inception
			on October 18,
	For the Three Months Ended		2005 Through
	March 31,		March 31,
	2010	2009	2010
		(Restated)

NET REVENUES	$—	$—	$—

OPERATING EXPENSES

Selling, general and administrative	15	860	116,503
Interest expense	619	104	1,932

Total Operating Expenses	634	964	118,435

NET LOSS BEFORE INCOME TAXES	(634)	(964)	(118,435)

PROVISION FOR INCOME TAXES	—	—	—

NET LOSS	$(634)	$(964)	$(118,435)

BASIC NET LOSS PER SHARE	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING	36,200,000	36,200,000

The accompanying notes are an integral part of these financial statements.

F-3

SEARS OIL AND GAS CORPORATION
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

			From Inception
			on October 18,
	For the Three Months Ended		2005 Through
	March 31,		March 31,
	2010	2009	2010
		(Restated)

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(634)	$(964)	$(118,435)
Adjustments to reconcile net loss to net cash
used by operating activities:
Common stock issued for services rendered	—	—	52,000
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	419	(8,196)	1,932

Net Cash Used by Operating Activities	(215)	(9,160)	(64,503)

CASH FLOWS FROM INVESTING ACTIVITIES	—	—	—

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from issuance of common stock	—	—	50,000
Proceeds from notes payable	—	15,000	15,000

Net Cash Provided by Financing Activities	—	15,000	65,000

INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS	(215)	5,840	497

CASH AND CASH EQUIVALENTS AT
BEGINNING OF PERIOD	712	592	—

CASH AND CASH EQUIVALENTS AT
END OF PERIOD	$497	$6,432	$497

SUPPLEMENTAL DISCLOSURES:

Cash paid for interest	$—	$—	$—
Cash paid for income taxes	$—	$—	$—

The accompanying notes are an integral part of these financial statements.

F-4

SEARS OIL & GAS, INC.

(A Development Stage Company)

Notes to the Financial Statements

March 31, 2010 and 2009

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2010 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2009 audited financial statements.  The results of operations for the period ended March 31, 2010 and 2009 are not necessarily indicative of the operating results for the full year.

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

F-5

NOTE 4 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events for the period of March 31, 2010 through the date the financial statements were issued, and concluded there were no other events or transactions occurring during this period that required recognition or disclosure in its financial statements.

F-6

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

Plan of Operation

For both the three months-ended March 31, 2010 and 2009, the Company had no revenue. For the three months-ended March 31, 2010, the Company incurred $15 of selling, general and administrative expenses, a decrease of $845, from the $860 for the corresponding period of the prior year. This decrease resulted from incurring fewer professional fees. For the three months-ended March 31, 2010, the Company also incurred $619 of interest expense on a note payable compared to $104 of interest expense for the corresponding period of the prior year.

As a result of the foregoing, the Company incurred a loss of $634 for the three months-ended March 31, 2010 compared to a loss of $964 for the corresponding period of the prior year.

Liquidity

As of March 31, 2010, the Company had $497 of cash and negative working capital of $16,435. This compares with cash of $712 and negative working capital of $15,801 as of December 31, 2009.

For the three months-ended March 31, 2010, the Company used $215 in operations consisting of the loss of $634 which was partially offset by changes in accounts payable and accrued expenses of $419. This compares with $9,160 used in operations for the corresponding period of the prior year consisting of the loss of $964 which was offset by changes in accounts payable and accrued expenses of $8,196.

There were no investing activities during either the three months-ended March 31, 2010 or 2009.

For the three months-ended March 31, 2010, the Company had no financing activities, compared to $15,000 during the corresponding period of the prior year, all from a loan from a related party.

As a result of the foregoing, there was a net decrease in cash of $215 for the three months-ended March 31, 2010 from the cash on hand as of December 31, 2009.

From the date of inception (October 18th, 2005) to March 31, 2010 the Company has recorded a net loss of $118,435 most of which were expenses relating to the initial development of the Company, filing its Registration Statement on Form S-1, and expenses relating to maintaining Reporting Company status with the SEC.  In order to survive as a going concern, the Company will require additional capital investments or borrowed funds to meet cash flow projections and carry forward our business objectives. There can be no guarantee or assurance that we can raise adequate capital from outside sources to fund the proposed business. Failure to secure additional financing would result in business failure and a complete loss of any investment made into the Company.

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

As of March 31, 2010, management assessed the effectiveness of the Company's internal control over financial reporting based on the criteria for effective internal control over financial reporting established in SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that the Company's management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee and lack of a majority of outside directors on the Company's board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by the Company's Chief Financial Officer in connection with the review of our financial statements as of March 31, 2010 and communicated the matters to our management.

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

