Form 10-K
period 2011-12-31
Sears Oil & Gas
filed 2013-02-14
CIK 1434737

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

________________

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2011

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

Quarter Ending 3/31/2011 High $ .025 Low $.013

Quarter Ending 6/30/2011 High $ .020 Low $.013

Quarter Ending 9/30/2011 High $.020 Low $.010

Quarter Ending 12/31/2011 High $.014 Low $.010

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

The Company currently has approximately $102 of cash available.

We lack an operating history and have losses which we expect to continue into the future. As a result, we may have to suspend or cease activities, which would result in a complete loss of any investment made into the Company.

We were incorporated on October 18, 2005 and we have not started any business activities or realized any revenues. We have no operating history upon which an evaluation of our future success or failure can be made. As of December 31, 2011 our net loss since inception was $125,417.  Based upon current plans, we expect to incur operating losses in future periods.

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

We are required to comply with the provisions of Section 404 of the Sarbanes-Oxley Act of 2002, which require us to maintain an ongoing evaluation and integration of the internal controls of our business. We were required to document and test our internal controls and certify that we are responsible for maintaining an adequate system of internal control procedures for the year ended December 31, 2011.

We evaluated our existing controls for the year ended December 31, 2011. Our Chief Executive Officer and Chief Financial Officer identified material weaknesses in our internal control over financial reporting and determined that we did not maintain effective internal control over financial reporting as of December 31, 2011. The identified material weaknesses did not result in material audit adjustments to our 2011 financial statements; however, uncured material weaknesses could negatively impact our financial statements for subsequent years.

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

ITEM 1B	UNRESOLVED STAFF COMMENTS.

None

ITEM 2	PROPERTIES.

We do not own any property. The principal offices are located at 3625 Cove Point Drive, Salt Lake City, Utah 84109

ITEM 3	LEGAL PROCEEDINGS.

Sears Oil and Gas is not currently a party to any legal proceedings.

ITEM 4	MINE SAFETY DISCLOSURES.

None

PART II

ITEM 5	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

There is no market for our common stock.  We cannot provide any assurance a market will ever develop in the future,

We did not declare or pay dividends during the Fiscal Year 2011 and do not anticipate declaring or paying dividends in fiscal year 2011

We had no equity compensation plan in 2011.

ITEM 6	SELECTED FINANCIAL DATA.

Summary of Financial Data

As of December 31, 2011

Revenues	$0

Earnings (Loss)	$(4,100)

Total Assets	$102

Liabilities	$23,519

Shareholders’ Equity (Deficit)	$(23,417)

ITEM 7	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion is intended to assist in the understanding and assessment of significant changes and trends related to the results of operations and financial condition of Sears Oil and Gas Corporation for the years ended December 31, 2011 and 2010.

Critical Accounting Policies

The preparation of our financial statements and notes thereto requires management to make estimates and assumptions that affect the amounts and disclosures reported within those financial statements. On an ongoing basis, management evaluates its estimates, including those related to revenue recognition, contingencies, litigation and income taxes. Management bases its estimates and judgments on historical experiences and on various other factors believed to be reasonable under the circumstances. Actual results under circumstances and conditions different than those assumed could result in differences from the estimated amounts in the financial statements. There have been no material changes to these policies during fiscal 2010 and 2011.  As of December 31, 2011 the Company has not identified any critical estimates that are used in the preparation of the financial statements.

Liquidity and Capital Resources. As of December 31, 2011 we had cash of $102 and a negative working capital of $23,417. This compares with cash of $202 and negative working capital of $19,317 as of December 31, 2010.

Net cash used by operating activities totaled $100 for the year-ended December 31, 2011 consisting of a loss from operations of $4,100 and a change in accounts payable and accrued expenses of $4,000. This compares with net cash used in operating activities of $510 for the year-ended December 31, 2010 consisting of a loss from operations of $3,516 which was offset by a change in accounts payable and accrued expenses of $3,006.

There was no investing or financing activity in either the year-ended December 31, 2011 or 2010.

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

Results of Operations . We did not have revenue for either the year-ended December 31, 2011 or 2010. For the year-ended December 31, 2011, we incurred $650 of administrative expenses compared to $310 for the year-ended December 31, 2010. For the year-ended December 31, 2011 we incurred $3,450 of interest expense on a note payable. This compares with $3,206 of interest expense for the year-ended December 31, 2010.

As a result of the foregoing, we incurred a loss of $4,100 for the year-ended December 31, 2011 compared to a loss of $3,516 for the year-ended December 31, 2010. Since incorporation we have incurred a loss of $125,417.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2011. This assessment is based on the criteria for effective internal control described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, management concluded that our internal control over financial reporting as of December 31, 2011 was not effective in the specific areas described in the “Disclosure Controls and Procedures” section above and as specifically described in the paragraphs below.

As of December 31, 2011 the Principal Executive Officer who is also the Principal Financial Officer identified the following specific material weaknesses in the Company’s internal controls over its financial reporting processes:

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

• Representative with Financial Expertise — For the year ending December 31, 2011, the Company did not have a representative with the requisite knowledge and expertise to review the financial statements and disclosures at a sufficient level to monitor the financial statements and disclosures of the Company. Failure to have a representative with such knowledge and expertise amounts to a material weakness to the Company’s internal controls over its financial reporting processes.

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

Changes in Internal Controls

There have been no changes in our internal control over financial reporting that occurred during our fiscal quarter ended December 31, 2011 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

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

Sears Oil and Gas Corporation’s executive officer and director and his respective age as of December 31, 2011 are as follows:

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

ITEM 11	EXECUTIVE COMPENSATION.

Summary Compensation Table

	Annual Compensation				Long-Term Compensation
Name and Principal Position	Year	Salary ($)	Bonus	Other Annual Compensation ($)	Restricted Stock Awards ($)	Securities Underlying Options (#)	LTIP Payouts ($)	All Other Compensation ($)

G. Reed Petersen	2010	-	-	-	-	-	-	-
Officer and Director	2011	-	-	-	-	-	-	-

There has been no cash payment paid to the executive officer for services rendered in all capacities to us for the period ended December 31, 2011. There has been no compensation awarded to, earned by, or paid to the executive officer by any person for services rendered in all capacities to us for the fiscal period ended December 31, 2011.  No compensation is anticipated within the next six months to any officer or director of the Company.

Stock Option Grants

We did not grant any stock options to the executive officer during the most recent fiscal period ended December 31, 2011.  We have also not granted any stock options to the executive officer of the Company.

ITEM 12	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table provides the names and addresses of each person known to Sears Oil and Gas Corporation to own more than 5% of the outstanding common stock as of December 31, 2011, and by the Officers and Directors, individually and as a group. Except as otherwise indicated, all shares are owned directly.

Title Of Class	Name, Title and Address of Beneficial Owner of Shares	Amount of Beneficial Ownership
			%

Common	G. Reed Petersen, President and Director	24,621,200	68.01%

Common	Max Kern	2,500,000	6.91%

	All Directors and Officers as a group	27,121,200	74,92%

The percent of class is based on 36,200,000 shares of common stock issued and outstanding as of January 31, 2013.

ITEM 13	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

During Fiscal Years 2011 and 2010, there were no material transactions between the Company and any Officer, Director or related party. Richard Graibus, a shareholder, but not affiliated or related person, loaned the Company $15,000 during the year ended December 31, 2009. Other than the foregoing, there has not, since the date of incorporation, had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us.

Any future transactions between us and our Officers, Directors, and Affiliates will be on terms no less favorable to us than can be obtained from unaffiliated third parties. Such transactions with such persons will be subject to approval of our Board of Directors.

ITEM 14	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The amounts paid to our independent auditing firm for each of the past two calendar years are as follows:

	2011	2010
Auditing	$0	$0
Tax services
Other services
Total	$0	$0

PART IV

ITEM 15	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)	The following documents have been filed as a part of this Annual Report on Form 10-K.

1.	Financial Statements

2.	Financial Statement Schedules.

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

Date: February 14, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Sears Oil & Gas Corporation (A Development Stage Company)

Salt Lake City, Utah

We have audited the accompanying balance sheets of Sears Oil & Gas Corporation (a development stage company) as of December 31, 2011 and 2010 and the related statements of operations, stockholders’ deficit and cash flows for the years then ended and for the period from inception on October 18, 2005 through December 31, 2011. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sears Oil & Gas Corporation (a development stage company) as of December 31, 2011 and 2010 and the results of its operations and cash flows for the years ended December 31, 2011 and 2010 and for the period from inception on October 18, 2005 through December 31, 2011 in conformity with generally accepted accounting principles in the United States of America.

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

/s/ Morrill & Associates

Morrill& Associates

Clinton, Utah 84015

February 1, 2013

SEARS OIL AND GAS CORPORATION
(A Development Stage Company)
Balance Sheets

ASSETS

	December 31,	December 31,
	2011	2010

CURRENT ASSETS

Cash and cash equivalents	$102	$202

TOTAL ASSETS	$102	$202

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable	$550	$—
Accrued interest	7,969	4,519
Notes payable	15,000	15,000

Total Current Liabilities	23,519	19,519

TOTAL LIABILITIES	23,519	19,519

STOCKHOLDERS' EQUITY (DEFICIT)

Common stock, $0.001 par value; 75,000,000 shares
authorized, 36,200,000 shares issued and outstanding	36,200	36,200
Additional paid-in capital	65,800	65,800
Deficit accumulated during the development stage	(125,417)	(121,317)

Total Stockholders' Equity (Deficit)	(23,417)	(19,317)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$102	$202

The accompanying notes are an integral part of these financial statements.

SEARS OIL AND GAS CORPORATION
(A Development Stage Company)
Statements of Operations

			From Inception
			on October 18,
	For the Years Ended		2005 Through
	December 31,		December 31,
	2011	2010	2011

NET REVENUES	$—	$—	$—

OPERATING EXPENSES

Selling, general and administrative	650	310	117,448
Interest expense	3,450	3,206	7,969

Total Operating Expenses	4,100	3,516	125,417

NET LOSS BEFORE INCOME TAXES	(4,100)	(3,516)	(125,417)

PROVISION FOR INCOME TAXES	—	—	—

NET LOSS	$(4,100)	$(3,516)	$(125,417)

BASIC NET LOSS PER SHARE	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING	36,200,000	36,200,000

The accompanying notes are an integral part of these financial statements.

SEARS OIL AND GAS COMPANY
(A Development Stage Company)
Statements of Stockholders' Equity From Inception on
October 18, 2005 through December 31, 2011

				Deficit
				Accumulated
			Additional	During the	Total
	Common Stock		Paid-In	Development	Stockholders'
	Shares	Amount	Capital	Stage	Equity

Balance at Inception on
October 18, 2005	—	$—	$—	$—	$—

Issuance of common stock
for services	30,000,000	30,000	10,000	—	40,000

Net loss from inception to
December 31, 2005	—	—	—	(543)	(543)

Balance, December 31, 2005	30,000,000	30,000	10,000	(543)	39,457

Net loss for the year ended
December 31, 2006	—	—	—	(39,186)	(39,186)

Balance, December 31, 2006	30,000,000	$30,000	$10,000	$(39,729)	$271

Issuance of common stock
for services at $0.01 per share	1,200,000	1,200	10,800	—	12,000

Issuance of common stock
for cash at $0.01 per share	5,000,000	5,000	45,000	—	50,000

Net loss for the year ended
December 31, 2007	—	—	—	(30,048)	(30,048)

Balance, December 31, 2007	36,200,000	36,200	65,800	(69,777)	32,223

Net loss for the year ended
December 31, 2008	—	—	—	(40,586)	(40,586)

Balance, December 31, 2008	36,200,000	36,200	65,800	(110,363)	(8,363)

Net loss for the year ended
December 31, 2009	—	—	—	(7,438)	(7,438)

Balance, December 31, 2009	36,200,000	36,200	65,800	(117,801)	(15,801)

Net loss for the year ended
December 31, 2010	—	—	—	(3,516)	(3,516)

Balance, December 31, 2010	36,200,000	36,200	65,800	(121,317)	(19,317)

Net loss for the year ended
December 31, 2011	—	—	—	(4,100)	(4,100)

Balance, December 31, 2011	36,200,000	$36,200	$65,800	$(125,417)	$(23,417)

The accompanying notes are an integral part of these financial statements.

SEARS OIL AND GAS CORPORATION
(A Development Stage Company)
Statements of Cash Flows

			From Inception
			on October 18,
	For the Years Ended		2005 Through
	December 31,		December 31,
	2011	2010	2011

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(4,100)	$(3,516)	$(125,417)
Adjustments to reconcile net loss to net cash
used by operating activities:
Common stock issued for services rendered	—	—	52,000
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	4,000	3,006	8,519

Net Cash Used by Operating Activities	(100)	(510)	(64,898)

CASH FLOWS FROM INVESTING ACTIVITIES	—	—	—

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from issuance of common stock	—	—	50,000
Proceeds from notes payable	—	—	15,000

Net Cash Provided by Financing Activities	—	—	65,000

INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS	(100)	(510)	102

CASH AND CASH EQUIVALENTS AT
BEGINNING OF PERIOD	202	712	—

CASH AND CASH EQUIVALENTS AT
END OF PERIOD	$102	$202	$102

SUPPLEMENTAL DISCLOSURES:

Cash paid for interest	$—	$—	$—
Cash paid for income taxes	$—	$—	$—

The accompanying notes are an integral part of these financial statements.

SEARS OIL AND GAS CORPORATION

Notes to the Financial Statements

December 31, 2011 and 2010

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

b.  Basic Loss Per Share

	For the Year Ended December 31, 2011
Loss (Numerator)	Shares (Denominator)	Per Share Amount
$ (4,100)	36,200,000	$ (0.00)
	For the Year Ended December 31, 2010
Loss (Numerator)	Shares (Denominator)	Per Share Amount
$ (3,516)	36,200,000	$ (0.00)

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

SEARS OIL AND GAS CORPORATION

Notes to the Financial Statements

December 31, 2011 and 2010

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (Continued)

Net deferred tax assets consist of the following components as of December 31, 2011 and December 31, 2010:

	2011	2010
Deferred tax assets:
NOL Carryover	$48,912	$47,313
Valuation allowance	(48,912)	(47,313)

Net deferred tax asset	$—	$—

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate of 39% to pretax income from continuing operations for the periods ended December 31, 2011 and December 31, 2010 due to the following:

	2011	2010

Current Federal Tax	$—	$—
Current State Tax	—	—
Change in NOL Benefit	1,599	1,371
Valuation allowance	(1,599)	(1,371)

Net deferred tax asset	$—	$—

At December 31, 2011, the Company had net operating loss carry forwards of approximately $121,317 that may be offset against future taxable income through the year 2031.  No tax benefit has been reported in the December 31, 2011 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

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

e.  Fair Value of Financial Instruments

As at December 31, 2011, the fair value of cash and accounts and advances payable, including amounts due to and from related parties, approximate carrying values because of the short-term maturity of these instruments.

f.  Recently Issued Accounting Pronouncements

We have reviewed accounting pronouncements issued during the past two years and have adopted any that are applicable to our company. We have determined that none had a material impact on our financial position, results of operations, or cash flows for the years ended December 31, 2011 and 2010.

g.  Long-lived Assets

The Company’s long lived assets are recorded at its cost. The Company continually monitors events and changes in circumstances that could indicate carrying amounts of long-lived assets may not be recoverable. When such events or changes in circumstances are present, the Company assesses the recoverability of long-lived assets by determining whether the carrying value of such assets will be recovered

SEARS OIL AND GAS CORPORATION

Notes to the Financial Statements

December 31, 2011 and 2010

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (Continued)

through undiscounted expected future cash flows. If the total of the future cash flows is less than the carrying amount of those assets, the Company recognizes an impairment loss based on the excess of the carrying amount over the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or the fair value less costs to sell.

h.  Concentration of Risk

Cash - The Company at times may maintain a cash balance in excess of insured limits. At December 31, 2011, the Company has no cash in excess of insured limits.

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

NOTE 4 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events for the period of December 31, 2011 through the date the financial statements were issued, and concluded there were no other events or transactions occurring during this period that required recognition or disclosure in its financial statements.

