Form 10-Q
period 2012-06-30
Sears Oil & Gas
filed 2013-02-20
CIK 1434737

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2012

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

1

SEARS OIL & GAS CORPORATION

2

PART I ― FINANCIAL INFORMATION

Item 1. Financial Statements.

SEARS OIL AND GAS CORPORATION

(A Development Stage Company)

FINANCIAL STATEMENTS

June 30, 2012

(Unaudited)

C O N T E N T S

F-1

SEARS OIL AND GAS CORPORATION
(A Development Stage Company)
Balance Sheets

ASSETS

	June 30,	December 31,
	2012	2011
	(Unaudited)

CURRENT ASSETS

Cash and cash equivalents	$8,965	$102

TOTAL ASSETS	$8,965	$102

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable	$900	$550
Accrued interest	9,694	7,969
Advances from related party	9,345	—
Notes payable	15,000	15,000

Total Current Liabilities	34,939	23,519

TOTAL LIABILITIES	34,939	23,519

STOCKHOLDERS' EQUITY (DEFICIT)

Common stock, $0.001 par value; 75,000,000 shares
authorized, 36,200,000 shares issued and outstanding	36,200	36,200
Additional paid-in capital	65,800	65,800
Deficit accumulated during the development stage	(127,974)	(125,417)

Total Stockholders' Equity (Deficit)	(25,974)	(23,417)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$8,965	$102

The accompanying notes are an integral part of these financial statements.

F-2

SEARS OIL AND GAS CORPORATION
(A Development Stage Company)
Statements of Operations
(Unaudited)

					From Inception
					on October 18,
	For the Three Months Ended		For the Six Months Ended		2005 Through
	June 30,		June 30,		June 30,
	2012	2011	2012	2011	2012

NET REVENUES	$—	$—	$—	$—	$—

OPERATING EXPENSES

Selling, general and administrative	530	165	832	430	118,280
Interest expense	863	863	1,725	1,725	9,694

Total Operating Expenses	1,393	1,028	2,557	2,155	127,974

NET LOSS BEFORE INCOME TAXES	(1,393)	(1,028)	(2,557)	(2,155)	(127,974)

PROVISION FOR INCOME TAXES	—	—	—	—	—

NET LOSS	$(1,393)	$(1,028)	$(2,557)	$(2,155)	$(127,974)

BASIC NET LOSS PER SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING	36,200,000	36,200,000	36,200,000	36,200,000

The accompanying notes are an integral part of these financial statements.

F-3

SEARS OIL AND GAS CORPORATION
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

			From Inception
			on October 18,
	For the Six Months Ended		2005 Through
	June 30,		June 30,
	2012	2011	2012

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(2,557)	$(2,155)	$(127,974)
Adjustments to reconcile net loss to net cash
used by operating activities:
Common stock issued for services rendered	—	—	52,000
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	2,075	1,975	10,594

Net Cash Used by Operating Activities	(482)	(180)	(65,380)

CASH FLOWS FROM INVESTING ACTIVITIES	—	—	—

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from issuance of common stock	—	—	50,000
Proceeds from notes payable	—	—	15,000
Advances from related party	9,345	—	9,345

Net Cash Provided by Financing Activities	9,345	—	74,345

INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS	8,863	(180)	8,965

CASH AND CASH EQUIVALENTS AT
BEGINNING OF PERIOD	102	202	—

CASH AND CASH EQUIVALENTS AT
END OF PERIOD	$8,965	$22	$8,965

SUPPLEMENTAL DISCLOSURES:

Cash paid for interest	$—	$—	$—
Cash paid for income taxes	$—	$—	$—

The accompanying notes are an integral part of these financial statements.

F-4

SEARS OIL & GAS, INC.

(A Development Stage Company)

Notes to the Financial Statements

June 30, 2012 and 2011

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2012 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2011 audited financial statements.  The results of operations for the periods ended June 30, 2012 and 2011 are not necessarily indicative of the operating results for the full year.

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

NOTE 3 – ADVANCES FROM RELATED PARTY

During the quarter ended June 30, 2012, the President of the Company advanced money to the Company in order to pay for expenses and continue the reporting requirements with the Securities and Exchange Commission. The advances are non-interest bearing and can be capped at $20,000.00. As of June 30, 2012, the balance due on these advances was $9,345.00

NOTE 4 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events for the period of June 30, 2012 through the date the financial statements were issued, and concluded there were no other events or transactions occurring during this period that required recognition or disclosure in its financial statements.

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

Plan of Operation

Three months ended June 30, 2012 Compared to the Three months ended June 30, 2011

For both the three months-ended June 30, 2012 and 2011, the Company had no revenue. For the three months-ended June 30, 2012, the Company incurred $530 of selling, general and administrative expenses compared to $165 for the corresponding period of the prior year. For both the three months-ended June 30, 2012 and 2011, the Company also incurred $863 of interest expense on a note payable.

As a result of the foregoing the Company incurred a loss of $1,393 for the three months-ended June 30, 2012 compared to a loss of $1,028 for the corresponding period of the prior year.

Six months ended June 30, 2012 Compared to the Six months ended June 30, 2011

For both the six months ended June 30, 2012 and 2011, the Company had no revenue. For the six months ended June 30, 2012, the Company incurred $832 of selling, general and administrative expenses compared to $430 for the corresponding period of the prior year. For both the six months ended June 30, 2012 and 2011, the Company also incurred $1,725of interest expense on a note payable.

As a result of the foregoing, the Company incurred a loss of $2,557 for the six-months ended June 30, 2012 compared to a loss of $2,155 for the corresponding period of the prior year.

Liquidity

As of June 30, 2012, the Company had $8,965 of cash and negative working capital of $25,974. This compares with cash of $102 and negative working capital of $23,417 as of December 31, 2011.

For the six months-ended June 30, 2012, operating activities used $482 consisting of the loss of $2,557 which was partially offset by changes in accounts payable and accrued expenses of $2,075. This compares with $180 used in operations for the corresponding period of the prior year, consisting of the loss of $2,155 which was offset by changes in accounts payable and accrued expenses of $1,975.

There were no investing activities during either the six months-ended June 30, 2012 or 2011.

For the six months-ended June 30, 2012, financing activities provided $9,345 to the Company as advances from a related party. There were no financing activities for the six months-ended June 30, 2011.

As a result of the foregoing, there was a net increase in cash of $8,863 for the six months-ended June 30, 2012 from the cash on hand as of December 31, 2011.

From the date of inception (October 18th, 2005) to June 30, 2012 the Company has recorded a net loss of $127,974 most of which were expenses relating to the initial development of the Company, filing its Registration Statement on Form S-1, and expenses relating to maintaining Reporting Company status with the SEC.  In order to survive as a going concern, the Company will require additional capital investments or borrowed funds to meet cash flow projections and carry forward our business objectives. There can be no guarantee or assurance that we can raise adequate capital from outside sources to fund the proposed business. Failure to secure additional financing would result in business failure and a complete loss of any investment made into the Company.

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

As of June 30, 2012, management assessed the effectiveness of the Company's internal control over financial reporting based on the criteria for effective internal control over financial reporting established in SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that the Company's management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee and lack of a majority of outside directors on the Company's board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by the Company's Chief Financial Officer in connection with the review of our financial statements as of June 30, 2012 and communicated the matters to our management.

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

Sears Oil & Gas Corporation

Date: February 20,2013	By:	/ s / G. Reed Petersen
G. Reed Petersen
President, Chief Executive Officer, Chief Financial Officer

