Form 10-Q
period 2012-09-30
Sears Oil & Gas
filed 2013-02-20
CIK 1434737

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2012

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

1

SEARS OIL & GAS CORPORATION

2

PART I ― FINANCIAL INFORMATION

Item 1. Financial Statements.

SEARS OIL AND GAS CORPORATION

(A Development Stage Company)

FINANCIAL STATEMENTS

September 30, 2012

(Unaudited)

C O N T E N T S

F-1

SEARS OIL AND GAS CORPORATION
(A Development Stage Company)
Balance Sheets

ASSETS

	September 30,	December 31,
	2012	2011
	(Unaudited)

CURRENT ASSETS

Cash and cash equivalents	$310	$102

TOTAL ASSETS	$310	$102

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable	$250	$550
Accrued interest	10,556	7,969
Advances from related party	5,845	—
Notes payable	15,000	15,000

Total Current Liabilities	31,651	23,519

TOTAL LIABILITIES	31,651	23,519

STOCKHOLDERS' EQUITY (DEFICIT)

Common stock, $0.001 par value; 75,000,000 shares
authorized, 36,200,000 shares issued and outstanding	36,200	36,200
Additional paid-in capital	65,800	65,800
Deficit accumulated during the development stage	(133,341)	(125,417)

Total Stockholders' Equity (Deficit)	(31,341)	(23,417)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$310	$102

The accompanying notes are an integral part of these financial statements.

F-2

SEARS OIL AND GAS CORPORATION
(A Development Stage Company)
Statements of Operations
(Unaudited)

					From Inception
					on October 18,
	For the Three Months Ended		For the Nine Months Ended		2005 Through
	September 30,		September 30,		September 30,
	2012	2011	2012	2011	2012

NET REVENUES	$—	$—	$—	$—	$—

OPERATING EXPENSES

Selling, general and administrative	4,505	65	5,337	495	122,785
Interest expense	862	862	2,587	2,587	10,556

Total Operating Expenses	5,367	927	7,924	3,082	133,341

NET LOSS BEFORE INCOME TAXES	(5,367)	(927)	(7,924)	(3,082)	(133,341)

PROVISION FOR INCOME TAXES	—	—	—	—	—

NET LOSS	$(5,367)	$(927)	$(7,924)	$(3,082)	$(133,341)

BASIC NET LOSS PER SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING	36,200,000	36,200,000	36,200,000	36,200,000

The accompanying notes are an integral part of these financial statements.

F-3

SEARS OIL AND GAS CORPORATION
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

			From Inception
			on October 18,
	For the Nine Months Ended		2005 Through
	September 30,		September 30,
	2012	2011	2012

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(7,924)	$(3,082)	$(133,341)
Adjustments to reconcile net loss to net cash
used by operating activities:
Common stock issued for services rendered	—	—	52,000
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	2,287	2,987	10,806

Net Cash Used by Operating Activities	(5,637)	(95)	(70,535)

CASH FLOWS FROM INVESTING ACTIVITIES	—	—	—

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from issuance of common stock	—	—	50,000
Proceeds from notes payable	—	—	15,000
Advances from related party	5,845	—	5,845

Net Cash Provided by Financing Activities	5,845	—	70,845

INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS	208	(95)	310

CASH AND CASH EQUIVALENTS AT
BEGINNING OF PERIOD	102	202	—

CASH AND CASH EQUIVALENTS AT
END OF PERIOD	$310	$107	$310

SUPPLEMENTAL DISCLOSURES:

Cash paid for interest	$—	$—	$—
Cash paid for income taxes	$—	$—	$—

The accompanying notes are an integral part of these financial statements.

F-4

SEARS OIL & GAS, INC.

(A Development Stage Company)

Notes to the Financial Statements

September 30, 2012 and 2011

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2012 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2011 audited financial statements.  The results of operations for the periods ended September 30, 2012 and 2011 are not necessarily indicative of the operating results for the full year.

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

NOTE 3 – ADVANCES FROM RELATED PARTY

During the nine months ended September 30, 2012, the President of the Company advanced money to the Company in order to pay for expenses and continue the reporting requirements with the Securities and Exchange Commission. The advances are non-interest bearing and can be capped at $20,000.00. As of September 30, 2012, the balance due on these advances was $5,845.00

 NOTE 4 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events for the period of September 30, 2012 through the date the financial statements were issued, and concluded there were no other events or transactions occurring during this period that required recognition or disclosure in its financial statements.

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

Plan of Operation

Three months ended September 30, 2012 Compared to the Three months ended September 30, 2011

For both the three months-ended September 30, 2012 and 2011, the Company had no revenue. For the three months-ended September 30, 2012, the Company incurred $4,505 of selling, general and administrative expenses compared to $65 for the corresponding period of the prior year. For both the three months-ended September 30, 2012 and 2011, the Company also incurred $862 of interest expense on a note payable.

As a result of the foregoing the Company incurred a loss of $5,367 for the three months-ended September 30, 2012 compared to a loss of $927 for the corresponding period of the prior year.

Nine months ended September 30, 2012 Compared to the Nine months ended September 30, 2011

For both the nine months ended September 30, 2012 and 2011, the Company had no revenue. For the nine months ended September 30, 2012, the Company incurred $5,337 of selling, general and administrative expenses compared to $495 for the corresponding period of the prior year. For both the nine months ended September 30, 2012 and 2011, the Company also incurred $2,587 of interest expense on a note payable.

As a result of the foregoing, the Company incurred a loss of $7,924 for the nine-months ended September 30, 2012 compared to a loss of $3,082 for the corresponding period of the prior year.

Liquidity

As of September 30, 2012, the Company had $310 of cash and negative working capital of $31,341. This compares with cash of $102 and negative working capital of $23,417 as of December 31, 2011.

For the nine months-ended September 30, 2012, operating activities used $5,637 consisting of the loss of $7,924 which was partially offset by changes in accounts payable and accrued expenses of $2,287. This compares with $95 used in operations for the corresponding period of the prior year consisting of the loss of $3,082 which was offset by changes in accounts payable and accrued expenses of $2,987.

There were no investing activities during either the nine months-ended September 30, 2012 or 2011.

For the nine months-ended September 30, 2012, financing activities provided $5,845 to the Company as advances from a related party. There were no financing activities for the nine months-ended September 30, 2011.

As a result of the foregoing, there was a net increase in cash of $208 for the nine months-ended September 30, 2012 from the cash on hand as of December 31, 2011.

From the date of inception (October 18th, 2005) to September 30, 2012 the Company has recorded a net loss of $133,341 most of which were expenses relating to the initial development of the Company, filing its Registration Statement on Form S-1, and expenses relating to maintaining Reporting Company status with the SEC.  In order to survive as a going concern, the Company will require additional capital investments or borrowed funds to meet cash flow projections and carry forward our business objectives. There can be no guarantee or assurance that we can raise adequate capital from outside sources to fund the proposed business. Failure to secure additional financing would result in business failure and a complete loss of any investment made into the Company.

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

As of September 30, 2012, management assessed the effectiveness of the Company's internal control over financial reporting based on the criteria for effective internal control over financial reporting established in SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that the Company's management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee and lack of a majority of outside directors on the Company's board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4)

ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by the Company's Chief Financial Officer in connection with the review of our financial statements as of September 30, 2012 and communicated the matters to our management.

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

