Form 10-K
period 2012-12-31
Sears Oil & Gas
filed 2013-04-01
CIK 1434737

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

________________

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☒   No ☐

As of March 28, 2013, based on the market price for voting common shares held by non-affiliates of the registrant was $104,209 at a market price of $.009 per share

As of March 28, 2013, the Registrant had outstanding 36,200,000 shares of Common Stock with a par value of $0.001 per share.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents (or portions thereof) are incorporated herein by reference:  registration statement and exhibits thereto filed on Form S-1 May 30, 2008 are incorporated by reference within Part I and Part II herein.

2

INDEX

SEARS OIL AND GAS CORPORATION

PART I.

Cautionary Note

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which are subject to a number of risks and uncertainties. All statements that are not historical facts are forward-looking statements, including statements about our business strategy, the effect of Generally Accepted Accounting Principles ("GAAP") pronouncements, uncertainty regarding our future operating results and our profitability, anticipated sources of funds and all plans, objectives, expectations and intentions and the statements regarding future potential revenue, gross margins and our prospects for fiscal 2013. These statements appear in a number of places and can be identified by the use of forward-looking terminology such as "may," "will," "should," "expect," "plan," "anticipate," "believe," "estimate," "predict," "future," "intend," or "certain" or the negative of these terms or other variations or comparable terminology, or by discussions of strategy.

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

There is a limited market for our common stock, which trades on the OTCQB exchange, with a trading symbol SRSG. The stock commenced trading on the OTCBB market in June 2009. The company failed to file with the Securities & Exchange Commission the quarterly reports, causing us to be removed from the OTCBB exchange, thus we were moved to the OTCQB exchange. Our Stock is considered a “Penny Stock” with all the risks associated as such. There is limited trading. The Following represents trading ranges per quarter.

Quarter Ending 3/31/2012 High $.014 Low $.007

Quarter Ending 6/30/2012 High $.014 Low $.0065

Quarter Ending 9/30/2012 High $.014 Low $.007

Quarter Ending 12/31/2012 High $.009 Low $.005

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

The Company currently has approximately $9,995 of cash available.

We lack an operating history and have losses which we expect to continue into the future. As a result, we may have to suspend or cease activities, which would result in a complete loss of any investment made into the Company.

We were incorporated on October 18, 2005 and we have not started any business activities or realized any revenues. We have no operating history upon which an evaluation of our future success or failure can be made. As of December 31, 2012 our net loss since inception was $149,254.  Based upon current plans, we expect to incur operating losses in future periods.

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

Our common stock is quoted on the OTCQB exchange, under the symbol SRSG. We have limited trading.

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

We are required to comply with the provisions of Section 404 of the Sarbanes-Oxley Act of 2002, which require us to maintain an ongoing evaluation and integration of the internal controls of our business. We were required to document and test our internal controls and certify that we are responsible for maintaining an adequate system of internal control procedures for the year ended December 31, 2012.

We evaluated our existing controls for the year ended December 31, 2012. Our Chief Executive Officer and Chief Financial Officer identified material weaknesses in our internal control over financial reporting and determined that we did not maintain effective internal control over financial reporting as of December 31, 2012. The identified material weaknesses did not result in material audit adjustments to our 2012 financial statements; however, uncured material weaknesses could negatively impact our financial statements for subsequent years.

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

ITEM 1B	UNRESOLVED STAFF COMMENTS.

None

ITEM 2	PROPERTIES.

We do not own any property. The principal offices are located at 3625 Cove Point Drive, Salt Lake City, Utah 84109

ITEM 3	LEGAL PROCEEDINGS.

Sears Oil and Gas is not currently a party to any legal proceedings.

ITEM 4	MINE SAFETY DISCLOSURES.

None

PART II

ITEM 5	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

There is no market for our common stock.  We cannot provide any assurance a market will ever develop in the future,

We did not declare or pay dividends during the Fiscal Year 2012 and do not anticipate declaring or paying dividends in fiscal year 2013.

We had no equity compensation plan in 2012.

ITEM 6	SELECTED FINANCIAL DATA.

Summary of Financial Data

As of December 31, 2012

Revenues	$0

Earnings (Loss)	$(23,837)

Total Assets	$9,995

Liabilities	$57,249

Shareholders’ Equity (Deficit)	$(47,254)

ITEM 7	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion is intended to assist in the understanding and assessment of significant changes and trends related to the results of operations and financial condition of Sears Oil and Gas Corporation for the years ended December 31, 2012 and 2011.

Critical Accounting Policies

The preparation of our financial statements and notes thereto requires management to make estimates and assumptions that affect the amounts and disclosures reported within those financial statements. On an ongoing basis, management evaluates its estimates, including those related to revenue recognition, contingencies, litigation and income taxes. Management bases its estimates and judgments on historical experiences and on various other factors believed to be reasonable under the circumstances. Actual results under circumstances and conditions different than those assumed could result in differences from the estimated amounts in the financial statements. There have been no material changes to these policies during fiscal 2011 and 2012.  As of December 31, 2012 the Company has not identified any critical estimates that are used in the preparation of the financial statements.

Liquidity and Capital Resources. As of December 31, 2012 we had cash of $9,995 and a negative working capital of $47,254. This compares with cash of $102 and negative working capital of $23,417 as of December 31, 2011.

Net cash used by operating activities totaled $19,897 for the year-ended December 31, 2012 consisting of a loss from operations of $23,837 and a change in accounts payable and accrued expenses of $3,940. This compares with net cash used in operating activities of $100 for the year-ended December 31, 2011 consisting of a loss from operations of $4,100 which was offset by a change in accounts payable and accrued expenses of $4,000.

There were no investing activities in either the year-ended December 31, 2012 or 2011.

Net cash provided by financing activities totaled $29,790 for the year-ended December 31, 2012 consisting of advances from the President of the Company. There were no financing activities during the year ended December 31, 2011.

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

Results of Operations . We did not have revenue for either the year-ended December 31, 2012 or 2011. For the year-ended December 31, 2012, we incurred $20,387 of administrative expenses compared to $650 for the year-ended December 31, 2011. For the year-ended December 31, 2012 we incurred $3,450 of interest expense on a note payable. This compares with $3,450 of interest expense for the year-ended December 31, 2011.

As a result of the foregoing, we incurred a loss of $23,837 for the year-ended December 31, 2012 compared to a loss of $4,100 for the year-ended December 31, 2011. Since incorporation we have incurred a loss of $149,254.

Off-Balance Sheet Arrangements. None

Contractual Obligations .   None

ITEM 7A	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We do not currently hold any market risk sensitive instruments entered into for hedging transaction risks related to foreign currencies. In addition, we have not entered into any transactions with derivative financial instruments for trading purposes.

ITEM 8	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Our financial statements appear beginning on page F-1, immediately following the signature page of this report.

ITEM 9	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

ITEM 9A	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2012, these disclosure controls and procedures were ineffective to ensure that all information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rule and forms; and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There have been no material changes in internal control over financial reporting that occurred during the fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.   Internal control over financial reporting is a process designed by, or under the supervision of, the Chief Executive Officer and Chief Financial Officer and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Our evaluation of internal control over financial reporting includes using the COSO framework, an integrated framework for the evaluation of internal controls issued by the Committee of Sponsoring Organizations of the Treadway Commission, to identify the risks and control objectives related to the evaluation of our control environment.

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting.  Based on our evaluation, management concluded that our internal control over financial reporting was ineffective for both of our fiscal years ended December 31, 2012 and December 31, 2011, in which there was no material weakness.  A material weakness in internal control over financial reporting is defined by the Public Company Accounting Oversight Board’s Audit Standard No. 5 as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis.  A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of our financial reporting.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation requirements by the company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report.

Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations, including the possibility of human error and circumvention by collusion or overriding of controls.  Accordingly, even an effective internal control system may not prevent or detect material misstatements on a timely basis.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Controls

There have been no changes in our internal control over financial reporting that occurred during our fiscal year ended December 31, 2012 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

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

Sears Oil and Gas Corporation’s executive officer and director and his respective age as of December 31, 2012 are as follows:

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

ITEM 11	EXECUTIVE COMPENSATION.

Summary Compensation Table

	Annual Compensation				Long-Term Compensation
Name and Principal Position	Year	Salary ($)	Bonus	Other Annual Compensation ($)	Restricted Stock Awards ($)	Securities Underlying Options (#)	LTIP Payouts ($)	All Other Compensation ($)

G. Reed Petersen	2011	-	-	-	-	-	-	-
Officer and Director	2012	-	-	-	-	-	-	-

There has been no cash payment paid to the executive officer for services rendered in all capacities to us for the period ended December 31, 2012. There has been no compensation awarded to, earned by, or paid to the executive officer by any person for services rendered in all capacities to us for the fiscal period ended December 31, 2012.  No compensation is anticipated within the next six months to any officer or director of the Company.

Stock Option Grants

We did not grant any stock options to the executive officer during the most recent fiscal period ended December 31, 2012.  We have also not granted any stock options to the executive officer of the Company.

ITEM 12	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table provides the names and addresses of each person known to Sears Oil and Gas Corporation to own more than 5% of the outstanding common stock as of December 31, 2012, and by the Officers and Directors, individually and as a group. Except as otherwise indicated, all shares are owned directly.

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

During Fiscal Years 2012, the President of the company advanced $29,790 to the Company in order to pay for expenses and continue the reporting requirements with the Securities and Exchange Commission. There were no other material transactions between the Company and any Officer, Director or related party. Richard Graibus, a shareholder, but not affiliated or related person, loaned the Company $15,000 during the year ended December 31, 2009. Other than the foregoing, there has not, since the date of incorporation, had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us.

Any future transactions between us and our Officers, Directors, and Affiliates will be on terms no less favorable to us than can be obtained from unaffiliated third parties. Such transactions with such persons will be subject to approval of our Board of Directors.

ITEM 14	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The amounts paid to our independent auditing firm for each of the past two calendar years are as follows:

	2012	2011
Auditing	$12,950	$-0-
Tax services
Other services
Total	$-0-	$-0-

PART IV

ITEM 15	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)	The following documents have been filed as a part of this Annual Report on Form 10-K.

1.	Financial Statements

2.	Financial Statement Schedules.

All schedules are omitted because they are not applicable or not required or because the required information is included in the Financial Statements or the Notes thereto.

3.	Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this Annual Report:

EXHIBIT

NUMBER	DESCRIPTION

3.1*	Articles of Incorporation
3.2*	Bylaws
14.1*	Code of Ethics

31.1	302 CERTIFICATION OF THE CHIEF EXECUTIVE OFFICER

31.2	906 CERTIFICATION OF THE CHIEF EXECUTIVE OFFICER

32.1	302 CERTIFICATION OF THE CHIEF FINANCIAL OFFICER

32.2	906 CERTIFICATION OF THE CHIEF FINANCIAL OFFICER

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

Date: April 1, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Sears Oil & Gas Corporation (A Development Stage Company)

Salt Lake City, Utah

We have audited the accompanying balance sheets of Sears Oil & Gas Corporation (a development stage company) as of December 31, 2012 and 2011 and the related statements of operations, stockholders’ deficit and cash flows for the years then ended and for the period from inception on October 18, 2005 through December 31, 2012. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sears Oil & Gas Corporation (a development stage company) as of December 31, 2012 and 2011 and the results of its operations and cash flows for the years ended December 31, 2011 and 2010 and for the period from inception on October 18, 2005 through December 31, 2012 in conformity with generally accepted accounting principles in the United States of America.

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

/s/ Morrill & Associates

Morrill & Associates

Clinton, Utah 84015

March 28, 2013

SEARS OIL AND GAS CORPORATION
(A Development Stage Company)
Balance Sheets

ASSETS

	December 31,	December 31,
	2012	2011

CURRENT ASSETS

Cash and cash equivalents	$9,995	$102

TOTAL ASSETS	$9,995	$102

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable	$1,040	$550
Accrued interest	11,419	7,969
Advances from related party	29,790	—
Notes payable	15,000	15,000

Total Current Liabilities	57,249	23,519

TOTAL LIABILITIES	57,249	23,519

STOCKHOLDERS' EQUITY (DEFICIT)

Common stock, $0.001 par value; 75,000,000 shares
authorized, 36,200,000 shares issued and outstanding	36,200	36,200
Additional paid-in capital	65,800	65,800
Deficit accumulated during the development stage	(149,254)	(125,417)

Total Stockholders' Equity (Deficit)	(47,254)	(23,417)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$9,995	$102

The accompanying notes are an integral part of these financial statements.

SEARS OIL AND GAS CORPORATION
(A Development Stage Company)
Statements of Operations

			From Inception
			on October 18,
	For the Years Ended		2005 Through
	December 31,		December 31,
	2012	2011	2012

NET REVENUES	$—	$—	$—

OPERATING EXPENSES

Selling, general and administrative	20,387	650	137,835
Interest expense	3,450	3,450	11,419

Total Operating Expenses	23,837	4,100	149,254

NET LOSS BEFORE INCOME TAXES	(23,837)	(4,100)	(149,254)

PROVISION FOR INCOME TAXES	—	—	—

NET LOSS	$(23,837)	$(4,100)	$(149,254)

BASIC NET LOSS PER SHARE	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING	36,200,000	36,200,000

The accompanying notes are an integral part of these financial statements.

SEARS OIL AND GAS COMPANY
(A Development Stage Company)
Statements of Stockholders' Equity (Deficit) From Inception on
October 18, 2005 through December 31, 2012

				Deficit
				Accumulated
			Additional	During the	Total
	Common Stock		Paid-In	Development	Stockholders'
	Shares	Amount	Capital	Stage	Equity

Balance at Inception on
October 18, 2005	—	$—	$—	$—	$—

Issuance of common stock
for services	30,000,000	30,000	10,000	—	40,000

Net loss from inception to
December 31, 2005	—	—	—	(543)	(543)

Balance, December 31, 2005	30,000,000	30,000	10,000	(543)	39,457

Net loss for the year ended
December 31, 2006	—	—	—	(39,186)	(39,186)

Balance, December 31, 2006	30,000,000	$30,000	$10,000	$(39,729)	$271

Issuance of common stock
for services at $0.01 per share	1,200,000	1,200	10,800	—	12,000

Issuance of common stock
for cash at $0.01 per share	5,000,000	5,000	45,000	—	50,000

Net loss for the year ended
December 31, 2007	—	—	—	(30,048)	(30,048)

Balance, December 31, 2007	36,200,000	36,200	65,800	(69,777)	32,223

Net loss for the year ended
December 31, 2008	—	—	—	(40,586)	(40,586)

Balance, December 31, 2008	36,200,000	36,200	65,800	(110,363)	(8,363)

Net loss for the year ended
December 31, 2009	—	—	—	(7,438)	(7,438)

Balance, December 31, 2009	36,200,000	36,200	65,800	(117,801)	(15,801)

Net loss for the year ended
December 31, 2010	—	—	—	(3,516)	(3,516)

Balance, December 31, 2010	36,200,000	36,200	65,800	(121,317)	(19,317)

Net loss for the year ended
December 31, 2011	—	—	—	(4,100)	(4,100)

Balance, December 31, 2011	36,200,000	36,200	65,800	(125,417)	(23,417)

Net loss for the year ended
December 31, 2012	—	—	—	(23,837)	(23,837)

Balance, December 31, 2012	36,200,000	$36,200	$65,800	$(149,254)	$(47,254)

The accompanying notes are an integral part of these financial statements.

SEARS OIL AND GAS CORPORATION
(A Development Stage Company)
Statements of Cash Flows

			From Inception
			on October 18,
	For the Years Ended		2005 Through
	December 31,		December 31,
	2012	2011	2012

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(23,837)	$(4,100)	$(149,254)
Adjustments to reconcile net loss to net cash
used by operating activities:
Common stock issued for services rendered	—	—	52,000
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	3,940	4,000	12,459

Net Cash Used by Operating Activities	(19,897)	(100)	(84,795)

CASH FLOWS FROM INVESTING ACTIVITIES	—	—	—

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from issuance of common stock	—	—	50,000
Proceeds from notes payable	—	—	15,000
Advances from related party	29,790	—	29,790

Net Cash Provided by Financing Activities	29,790	—	94,790

INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS	9,893	(100)	9,995

CASH AND CASH EQUIVALENTS AT
BEGINNING OF PERIOD	102	202	—

CASH AND CASH EQUIVALENTS AT
END OF PERIOD	$9,995	$102	$9,995

SUPPLEMENTAL DISCLOSURES:

Cash paid for interest	$—	$—	$—
Cash paid for income taxes	$—	$—	$—

The accompanying notes are an integral part of these financial statements.

SEARS OIL AND GAS CORPORATION

Notes to the Financial Statements

December 31, 2012 and 2011

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

b.  Basic Loss Per Share

	For the Year Ended December 31, 2012
Loss (Numerator)	Shares (Denominator)	Per Share Amount
$ (23,837)	36,200,000	$ (0.00)
	For the Year Ended December 31, 2011
Loss (Numerator)	Shares (Denominator)	Per Share Amount
$ (4,100)	36,200,000	$ (0.00)

The computations of basic loss per share of common stock are based on the weighted average number of shares outstanding at the date of the financial statements. There are no common stock equivalents outstanding.

c.  Income Taxes

The Financial Accounting Standards Board (FASB) has issued FASB ASC 740-10. FASB ASC 740-10 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements.  This standard requires a company to determine whether it is more likely than not that a tax position will be sustained will be sustained upon examination based upon the technical merits of the position.  If the more-likely-than- not threshold is met, a company must measure the tax position to determine the amount to recognize in the financial statements.  As a result of the implementation of this standard, the Company performed a review of its material tax positions in accordance with recognition and measurement standards established by FASB ASC 740-10.

SEARS OIL AND GAS CORPORATION

Notes to the Financial Statements

December 31, 2012 and 2011

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (Continued)

Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences.  Temporary differences are the differences between the reported amounts of assets and liabilities and their tax basis.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

At December 31, 2012 the Company had net operating loss carryforwards of approximately $145,154 that may be offset against future taxable income through 2032. No tax benefits have been reported in the financial statements, because the potential tax benefits of the net operating loss carry forwards are offset by a valuation allowance of the same amount.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited as to use in the future.

Net deferred tax assets consist of the following components as of December 31, 2012 and 2011:

	2012	2011
Deferred tax assets:
NOL Carryover	$58,208	$48,912
Valuation allowance	(58,208)	(48,912)
Net deferred tax asset	$—	$—

The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rates of 39% to pretax income from continuing operations for the years ended December 31, 2012 and 2011 due to the following:

	2012	2011
Current Federal Tax	$—	$—
Current State Tax	—	—
Change in NOL Benefit	9,296	1,599
Valuation allowance	(9,296)	(1,599)
	$—	$—

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Year ended December 31,
	2012	2011
Beginning balance	$—	$—
Additions based on tax positions related to current year	—	—
Additions for tax positions of prior years	—	—
Reductions for tax positions of prior years	—	—
Reductions in benefit due to income tax expense	—	—
Ending balance	$—	$—

SEARS OIL AND GAS CORPORATION

Notes to the Financial Statements

December 31, 2012 and 2011

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (Continued)

At December 31, 2012, the Company had no unrecognized tax benefits that, if recognized, would affect the effective tax rate.

The Company did not have any tax positions for which it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease within the next 12 months.

The Company includes interest and penalties arising from the underpayment of income taxes in the consolidated statements of operations in the provision for income taxes.  As of December 31, 2012 and 2011, the Company had no accrued interest or penalties related to uncertain tax positions.

The tax years that remain subject to examination by major taxing jurisdictions are those for the years ended December 31, 2012, 2011 and 2010.

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

e.  Fair Value of Financial Instruments

On January 1, 2008, the Company adopted FASB ASC 820-10-50, “Fair Value Measurements.”  This guidance defines fair value, establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosure requirements for fair value measures.  The three levels are defined as follows:

Level 1 inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

Level 3 inputs to valuation methodology are unobservable and significant to the fair measurement.

The carrying amounts reported in the balance sheets for the cash and cash equivalents, receivables and current liabilities each qualify as financial instruments and are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest.

f.  Recently Issued Accounting Pronouncements

We have reviewed accounting pronouncements issued during the past two years and have adopted any that are applicable to our company. We have determined that none had a material impact on our financial position, results of operations, or cash flows for the years ended December 31, 2012 and 2011.

SEARS OIL AND GAS CORPORATION

Notes to the Financial Statements

December 31, 2012 and 2011

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

h.  Concentration of Risk

Cash - The Company at times may maintain a cash balance in excess of insured limits. At December 31, 2012, the Company has no cash in excess of insured limits.

i.  Revenue Recognition

The Company will determine its revenue recognition policy when it determines a business model and achieves successful operations.

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

l.  Property and Equipment

Property and equipment are carried at cost, net of accumulated depreciation. Depreciation is computed straight-line over periods to be determined based on the nature of the assets.

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

SEARS OIL AND GAS CORPORATION

Notes to the Financial Statements

December 31, 2012 and 2011

NOTE 4 – ADVANCES FROM RELATED PARTY

During the year ended December 31, 2012, the President of the Company advanced money to the Company in order to pay for expenses and continue the reporting requirements with the Securities and Exchange Commission. The advances are non-interest bearing. As of December 31, 2012, the balance due on these advances was $29,790.

NOTE 5 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events for the period of December 31, 2012 through the date the financial statements were issued, and concluded there were no other events or transactions occurring during this period that required recognition or disclosure in its financial statements.

