Form 10-Q
period 2013-03-31
Sears Oil & Gas
filed 2013-05-14
CIK 1434737

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2013

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

Indicate by check mark whether the registrant is a shell Company (as defined in Rule 12b-2 of the Exchange Act).

Yes   ☒                   No  ☐

181,002 shares of Common Stock, par value $0.001, were outstanding on April 30, 2013.

Table of Contents	1

SEARS OIL & GAS CORPORATION

Table of Contents	2

PART I ― FINANCIAL INFORMATION

Item 1. Financial Statements.

SEARS OIL AND GAS CORPORATION

(A Development Stage Company)

FINANCIAL STATEMENTS

March 31, 2013

(Unaudited)

Table of Contents	3

C O N T E N T S

Table of Contents	F-1

SEARS OIL AND GAS CORPORATION
(A Development Stage Company)
Balance Sheets

ASSETS

	March 31,	December 31,
	2013	2012
	(Unaudited)

CURRENT ASSETS

Cash and cash equivalents	$2,250	$9,995

TOTAL ASSETS	$2,250	$9,995

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable	$7,331	$1,040
Accrued interest	12,938	11,419
Advances from related party	27,190	29,790
Notes payable	15,000	15,000

Total Current Liabilities	62,459	57,249

TOTAL LIABILITIES	62,459	57,249

STOCKHOLDERS' EQUITY (DEFICIT)

Common stock, $0.001 par value; 100,000,000 shares
authorized, 181,002 shares issued and outstanding	181	181
Additional paid-in capital	101,819	101,819
Deficit accumulated during the development stage	(162,209)	(149,254)

Total Stockholders' Equity (Deficit)	(60,209)	(47,254)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$2,250	$9,995

The accompanying notes are an integral part of these financial statements.

Table of Contents	F-2

SEARS OIL AND GAS CORPORATION
(A Development Stage Company)
Statements of Operations
(Unaudited)

			From Inception
			on October 18,
	For the Three Months Ended		2005 Through
	March 31,		March 31,
	2013	2012	2013

NET REVENUES	$—	$—	$—

OPERATING EXPENSES

Selling, general and administrative	11,436	302	149,271
Interest expense	1,519	862	12,938

Total Operating Expenses	12,955	1,164	162,209

NET LOSS BEFORE INCOME TAXES	(12,955)	(1,164)	(162,209)

PROVISION FOR INCOME TAXES	—	—	—

NET LOSS	$(12,955)	$(1,164)	$(162,209)

BASIC NET LOSS PER SHARE	$(0.07)	$(0.01)

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING	181,002	181,002

The accompanying notes are an integral part of these financial statements.

Table of Contents	F-3

SEARS OIL AND GAS CORPORATION
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

			From Inception
			on October 18,
	For the Three Months Ended		2005 Through
	March 31,		March 31,
	2013	2012	2013

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(12,955)	$(1,164)	$(162,209)
Adjustments to reconcile net loss to net cash
used by operating activities:
Common stock issued for services rendered	—	—	52,000
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	7,810	1,062	20,269

Net Cash Used by Operating Activities	(5,145)	(102)	(89,940)

CASH FLOWS FROM INVESTING ACTIVITIES	—	—	—

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from issuance of common stock	—	—	50,000
Proceeds from notes payable	—	—	15,000
Advances from related party	—	—	29,790
Payments on advances from related party	(2,600)	—	(2,600)

Net Cash Provided (Used) by Financing Activities	(2,600)	—	92,190

INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS	(7,745)	(102)	2,250

CASH AND CASH EQUIVALENTS AT
BEGINNING OF PERIOD	9,995	102	—

CASH AND CASH EQUIVALENTS AT
END OF PERIOD	$2,250	$—	$2,250

SUPPLEMENTAL DISCLOSURES:

Cash paid for interest	$—	$—	$—
Cash paid for income taxes	$—	$—	$—

The accompanying notes are an integral part of these financial statements.

Table of Contents	F-4

SEARS OIL & GAS, INC.

(A Development Stage Company)

Notes to the Financial Statements

March 31, 2013 and 2012

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2013 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2012 audited financial statements.  The results of operations for the periods ended March 31, 2013 and 2012 are not necessarily indicative of the operating results for the full year.

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

NOTE 3 – COMMON STOCK

On March 27, 2013, the Company filed a Certificate of Amendment to its Articles of Incorporation with the Nevada Secretary of State to increase its total authorized capital stock to 100,000,000 common shares and to effect a 200:1 reverse stock split of the issued and outstanding common stock. As a result, the issued and outstanding common stock decreased from 36,200,000 shares to 181,002 shares of common stock. All share and per share amounts have been retroactively adjusted for all periods presented.

NOTE 4 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events for the period of March 31, 2013 through the date the financial statements were issued, and concluded there were no other events or transactions occurring during this period that required recognition or disclosure in its financial statements.

Table of Contents	F-5

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

Plan of Operation

Three months ended March 31, 2013 Compared to the Three months ended March 31, 2012

For both the three months-ended March 31, 2013 and 2012, the Company had no revenue. For the three months-ended March 31, 2013, the Company incurred $11,436 of selling, general and administrative expenses compared to $302 for the corresponding period of the prior year. The increase is the result of professional fees associated with the reporting and filing requirements with the Securities and Exchange Commission. For the three months-ended March 31, 2013, the Company also incurred $1,519 of interest expense on a note payable compared to $862 for the corresponding period of the prior year.

As a result of the foregoing the Company incurred a loss of $12,955 for the three months-ended March 31, 2013 compared to a loss of $1,164 for the corresponding period of the prior year.

Liquidity

As of March 31, 2013, the Company had $2,250 of cash and negative working capital of $60,209. This compares with cash of $9,995 and negative working capital of $47,254 as of December 31, 2012.

For the three months-ended March 31, 2013, the Company used $5,145 in operations consisting of the loss of $12,955 which was offset by changes in accounts payable and accrued expenses of $7,810. This compares with $102 used in operations for the corresponding period of the prior year consisting of the loss of $1,164 which was offset by changes in accounts payable and accrued expenses of $1,062.

There were no investing activities during either the three months-ended March 31, 2013 or 2012.

For the three months-ended March 31, 2013, the Company used $2,600 in financing activities by making payments on advances from a related party. There were no financing activities during the three months-ended March 31, 2012.

As a result of the foregoing, there was a net decrease in cash of $7,745 for the three months-ended March 31, 2013 from the cash on hand as of December 31, 2012.

From the date of inception (October 18th, 2005) to March 31, 2013 the Company has recorded a net loss of $162,209 most of which were expenses relating to the initial development of the Company, filing its Registration Statement on Form S-1, and expenses relating to maintaining Reporting Company status with the SEC.  In order to survive as a going concern, the Company will require additional capital investments or borrowed funds to meet cash flow projections and carry forward our business objectives. There can be no guarantee or assurance that we can raise adequate capital from outside sources to fund the proposed business. Failure to secure additional financing would result in business failure and a complete loss of any investment made into the Company.

Table of Contents	4

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not Applicable

Item 4. Disclosure Controls and Procedures

The Securities and Exchange Commission defines the term “disclosure controls and procedures” to mean a Company's controls and other procedures of an issuer that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. The Company maintains such a system of controls and procedures in an effort to ensure that all information which it is required to disclose in the reports it files under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified under the SEC's rules and forms and that information required to be disclosed is accumulated and communicated to principal executive and principal financial officers to allow timely decisions regarding disclosure.

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, the chief executive officer and chief financial officer concluded that the disclosure controls and procedures are designed to provide reasonable assurance of achieving the objectives of timely alerting them to material information required to be included in the Company’s periodic SEC reports and of ensuring that such information is recorded, processed, summarized and reported within the time periods specified. The Company’s chief executive officer and chief financial officer also concluded that the disclosure controls and procedures were effective as of the end of the period covered by this report to provide reasonable assurance of the achievement of these objectives. \

Changes in Internal Controls.

There were no significant changes in the Company's internal controls or, to the Company's knowledge, in other factors that could significantly affect these controls subsequent to the date of their evaluation.

Table of Contents	5

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

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

(a) Exhibits furnished as Exhibits hereto:

Exhibit No.	Description

31.1	Certification of G. Reed Petersen pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Table of Contents	6

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Sears Oil & Gas Corporation

Date: May 13, 2013	By:	/ s / G. Reed Petersen
G. Reed Petersen
President, Chief Executive Officer, Chief Financial Officer

Table of Contents	7