Form 10-Q
period 2013-06-30
Sears Oil & Gas
filed 2013-08-13
CIK 1434737

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2013

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

181,002 shares of Common Stock, par value $0.001, were outstanding on July 29, 2013.

Table of Contents	1

SEARS OIL & GAS CORPORATION

Table of Contents	2

PART I ― FINANCIAL INFORMATION

Item 1. Financial Statements.

SEARS OIL AND GAS CORPORATION

(A Development Stage Company)

FINANCIAL STATEMENTS

June 30, 2013

(Unaudited)

Table of Contents	3

C O N T E N T S

Table of Contents	F-1

SEARS OIL AND GAS CORPORATION
(A Development Stage Company)
Balance Sheets

ASSETS

	June 30,	December 31,
	2013	2012
	(Unaudited)

CURRENT ASSETS

Cash and cash equivalents	$27	$9,995

TOTAL ASSETS	$27	$9,995

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable	$11,602	$1,040
Accrued interest	14,486	11,419
Advances from related party	30,755	29,790
Notes payable	15,000	15,000

Total Current Liabilities	71,843	57,249

TOTAL LIABILITIES	71,843	57,249

STOCKHOLDERS' EQUITY (DEFICIT)

Common stock, $0.001 par value; 100,000,000 shares
authorized, 181,002 shares issued and outstanding	181	181
Additional paid-in capital	101,819	101,819
Deficit accumulated during the development stage	(173,816)	(149,254)

Total Stockholders' Equity (Deficit)	(71,816)	(47,254)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$27	$9,995

The accompanying notes are an integral part of these financial statements.

Table of Contents	F-2

SEARS OIL AND GAS CORPORATION
(A Development Stage Company)
Statements of Operations
(Unaudited)

					From Inception
					on October 18,
	For the Three Months Ended		For the Six Months Ended		2005 Through
	June 30,		June 30,		June 30,
	2013	2012	2013	2012	2013

NET REVENUES	$—	$—	$—	$—	$—

OPERATING EXPENSES

Selling, general and administrative	10,059	530	21,495	832	159,330
Interest expense	1,548	863	3,067	1,725	14,486

Total Operating Expenses	11,607	1,393	24,562	2,557	173,816

NET LOSS BEFORE INCOME TAXES	(11,607)	(1,393)	(24,562)	(2,557)	(173,816)

PROVISION FOR INCOME TAXES	—	—	—	—	—

NET LOSS	$(11,607)	$(1,393)	$(24,562)	$(2,557)	$(173,816)

BASIC NET LOSS PER SHARE	$(0.06)	$(0.01)	$(0.14)	$(0.01)

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING	181,002	181,002	181,002	181,002

The accompanying notes are an integral part of these financial statements.

Table of Contents	F-3

SEARS OIL AND GAS CORPORATION
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

			From Inception
			on October 18,
	For the Six Months Ended		2005 Through
	June 30,		June 30,
	2013	2012	2013

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(24,562)	$(2,557)	$(173,816)
Adjustments to reconcile net loss to net cash
used by operating activities:
Common stock issued for services rendered	—	—	52,000
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	13,629	2,075	26,088

Net Cash Used by Operating Activities	(10,933)	(482)	(95,728)

CASH FLOWS FROM INVESTING ACTIVITIES	—	—	—

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from issuance of common stock	—	—	50,000
Proceeds from notes payable	—	—	15,000
Advances from related party	4,550	9,345	34,340
Payments on advances from related party	(3,585)	—	(3,585)

Net Cash Provided by Financing Activities	965	9,345	95,755

INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS	(9,968)	8,863	27

CASH AND CASH EQUIVALENTS AT
BEGINNING OF PERIOD	9,995	102	—

CASH AND CASH EQUIVALENTS AT
END OF PERIOD	$27	$8,965	$27

SUPPLEMENTAL DISCLOSURES:

Cash paid for interest	$—	$—	$—
Cash paid for income taxes	$—	$—	$—

The accompanying notes are an integral part of these financial statements.

Table of Contents	F-4

SEARS OIL & GAS, INC.

(A Development Stage Company)

Notes to the Financial Statements

June 30, 2013 and 2012

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2013 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2012 audited financial statements.  The results of operations for the periods ended June 30, 2013 and 2012 are not necessarily indicative of the operating results for the full year.

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

NOTE 4 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events for the period of June 30, 2013 through the date the financial statements were issued, and concluded there were no other events or transactions occurring during this period that required recognition or disclosure in its financial statements.

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

Plan of Operation

Three months ended June 30, 2013 Compared to the Three months ended June 30, 2012

For both the three months-ended June 30, 2013 and 2012, the Company had no revenue. For the three months-ended June 30, 2013, the Company incurred $10,059 of selling, general and administrative expenses compared to $530 for the corresponding period of the prior year. The increase is the result of professional fees associated with the reporting and filing requirements with the Securities and Exchange Commission. For the three months-ended June 30, 2013, the Company also incurred $1,548 of interest expense on a note payable compared to $863 for the corresponding period of the prior year.

As a result of the foregoing the Company incurred a loss of $11,607 for the three months-ended June 30, 2013 compared to a loss of $1,393 for the corresponding period of the prior year.

Six months ended June 30, 2013 Compared to the Six months ended June 30, 2012

For both the six months ended June 30, 2013 and 2012, the Company had no revenue. For the six months ended June 30, 2013, the Company incurred $21,495 of selling, general and administrative expenses compared to $832 for the corresponding period of the prior year. The increase is the result of professional fees associated with the reporting and filing requirements with the Securities and Exchange Commission. For the six months-ended June 30, 2013, the Company also incurred $3,067 of interest expense on a note payable compared to $1,725 for the corresponding period of the prior year.

As a result of the foregoing, the Company incurred a loss of $24,562 for the six-months ended June 30, 2013 compared to a loss of $2,557 for the corresponding period of the prior year.

Liquidity

As of June 30, 2013, the Company had $27 of cash and negative working capital of $71,816. This compares with cash of $9,995 and negative working capital of $47,254 as of December 31, 2012.

For the six months-ended June 30, 2013, the Company used $10,933 in operations consisting of the loss of $24,562 which was offset by changes in accounts payable and accrued expenses of $13,629. This compares with $482 used in operations for the corresponding period of the prior year consisting of the loss of $2,557 which was offset by changes in accounts payable and accrued expenses of $2,075.

There were no investing activities during either the six months-ended June 30, 2013 or 2012.

For the six months-ended June 30, 2013, financing activities provided a net amount of $965 to the Company which consisted of advances from a related party in the amount of $4,550 and payments on these advances in the amount of $3,585. During the six months-ended June 30, 2012 the Company received $9,345 in advances from a related party.

As a result of the foregoing, there was a net decrease in cash of $9,968 for the six months-ended June 30, 2013 from the cash on hand as of December 31, 2012.

Table of Contents	4

From the date of inception (October 18th, 2005) to June 30, 2013 the Company has recorded a net loss of $173,816 most of which were expenses relating to the initial development of the Company, filing its Registration Statement on Form S-1, and expenses relating to maintaining Reporting Company status with the SEC.  In order to survive as a going concern, the Company will require additional capital investments or borrowed funds to meet cash flow projections and carry forward our business objectives. There can be no guarantee or assurance that we can raise adequate capital from outside sources to fund the proposed business. Failure to secure additional financing would result in business failure and a complete loss of any investment made into the Company.

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

Table of Contents	5

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

Sears Oil & Gas Corporation

Date: August 13, 2013	By:	/ s / G. Reed Petersen
G. Reed Petersen
President, Chief Executive Officer, Chief Financial Officer

Table of Contents	7