Form 10-Q
period 2013-09-30
Sears Oil & Gas
filed 2013-11-12
CIK 1434737

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2013

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

181,002 shares of Common Stock, par value $0.001, were outstanding on October 31, 2013.

Table of Contents	1

SEARS OIL & GAS CORPORATION

Table of Contents	2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

SEARS OIL AND GAS CORPORATION

(A Development Stage Company)

FINANCIAL STATEMENTS

September 30, 2013

(Unaudited)

Table of Contents	3

C O N T E N T S

Table of Contents	F-1

SEARS OIL AND GAS CORPORATION
(A Development Stage Company)
Balance Sheets

ASSETS

	September 30,	December 31,
	2013	2012
	(Unaudited)

CURRENT ASSETS

Cash and cash equivalents	$48	$9,995

TOTAL ASSETS	$48	$9,995

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable	$11,733	$1,040
Accrued interest	16,035	11,419
Advances from related party	33,505	29,790
Notes payable	15,000	15,000

Total Current Liabilities	76,273	57,249

TOTAL LIABILITIES	76,273	57,249

STOCKHOLDERS' EQUITY (DEFICIT)

Common stock, $0.001 par value; 100,000,000 shares
authorized, 181,002 shares issued and outstanding	181	181
Additional paid-in capital	101,819	101,819
Deficit accumulated during the development stage	(178,225)	(149,254)

Total Stockholders' Equity (Deficit)	(76,225)	(47,254)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$48	$9,995

The accompanying notes are an integral part of these financial statements.

Table of Contents	F-2

SEARS OIL AND GAS CORPORATION
(A Development Stage Company)
Statements of Operations
(Unaudited)

					From Inception
					on October 18,
	For the Three Months Ended		For the Nine Months Ended		2005 Through
	September 30,		September 30,		September 30,
	2013	2012	2013	2012	2013

NET REVENUES	$—	$—	$—	$—	$—

OPERATING EXPENSES

Selling, general and administrative	2,860	4,505	24,355	5,337	162,190
Interest expense	1,549	862	4,616	2,587	16,035

Total Operating Expenses	4,409	5,367	28,971	7,924	178,225

NET LOSS BEFORE INCOME TAXES	(4,409)	(5,367)	(28,971)	(7,924)	(178,225)

PROVISION FOR INCOME TAXES	—	—	—	—	—

NET LOSS	$(4,409)	$(5,367)	$(28,971)	$(7,924)	$(178,225)

BASIC NET LOSS PER SHARE	$(0.02)	$(0.03)	$(0.16)	$(0.04)

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING	181,002	181,002	181,002	181,002

The accompanying notes are an integral part of these financial statements.

Table of Contents	F-3

SEARS OIL AND GAS CORPORATION
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

			From Inception
			on October 18,
	For the Nine Months Ended		2005 Through
	September 30,		September 30,
	2013	2012	2013

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(28,971)	$(7,924)	$(178,225)
Adjustments to reconcile net loss to net cash
used by operating activities:
Common stock issued for services rendered	—	—	52,000
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	15,309	2,287	27,768

Net Cash Used by Operating Activities	(13,662)	(5,637)	(98,457)

CASH FLOWS FROM INVESTING ACTIVITIES	—	—	—

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from issuance of common stock	—	—	50,000
Proceeds from notes payable	—	—	15,000
Advances from related party	8,050	5,845	37,840
Payments on advances from related party	(4,335)	—	(4,335)

Net Cash Provided by Financing Activities	3,715	5,845	98,505

INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS	(9,947)	208	48

CASH AND CASH EQUIVALENTS AT
BEGINNING OF PERIOD	9,995	102	—

CASH AND CASH EQUIVALENTS AT
END OF PERIOD	$48	$310	$48

SUPPLEMENTAL DISCLOSURES:

Cash paid for interest	$—	$—	$—
Cash paid for income taxes	$—	$—	$—

The accompanying notes are an integral part of these financial statements.

Table of Contents	F-4

SEARS OIL & GAS, INC.

(A Development Stage Company)

Notes to the Financial Statements

September 30, 2013 and 2012

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2013 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2012 audited financial statements.  The results of operations for the periods ended September 30, 2013 and 2012 are not necessarily indicative of the operating results for the full year.

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

NOTE 4 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events for the period of September 30, 2013 through the date the financial statements were issued, and concluded there were no other events or transactions occurring during this period that required recognition or disclosure in its financial statements.

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

Plan of Operation

Three months ended September 30, 2013 Compared to the Three months ended September 30, 2012

For both the three months-ended September 30, 2013 and 2012, the Company had no revenue. For the three months-ended September 30, 2013, the Company incurred $2,860 of selling, general and administrative expenses compared to $4,505 for the corresponding period of the prior year. The decrease is the result of professional fees associated with the reporting and filing requirements with the Securities and Exchange Commission that were incurred during the third quarter of 2012 in order for the Company to maintain its filing status with the SEC. For the three months-ended September 30, 2013, the Company also incurred $1,549 of interest expense on a note payable compared to $862 for the corresponding period of the prior year.

As a result of the foregoing the Company incurred a loss of $4,409 for the three months-ended September 30, 2013 compared to a loss of $5,367 for the corresponding period of the prior year.

Nine months ended September 30, 2013 Compared to the Nine months ended September 30, 2012

For both the nine months ended September 30, 2013 and 2012, the Company had no revenue. For the nine months ended September 30, 2013, the Company incurred $24,355 of selling, general and administrative expenses compared to $5,337 for the corresponding period of the prior year. The increase is the result of professional fees associated with the reporting and filing requirements with the Securities and Exchange Commission. For the nine months ended September 30, 2013, the Company also incurred $4,616 of interest expense on a note payable compared to $2,587 for the corresponding period of the prior year.

As a result of the foregoing, the Company incurred a loss of $28,971 for the nine months ended September 30, 2013 compared to a loss of $7,924 for the corresponding period of the prior year.

Liquidity

As of September 30, 2013, the Company had $48 of cash and negative working capital of $76,225. This compares with cash of $9,995 and negative working capital of $47,254 as of December 31, 2012.

For the nine months ended September 30, 2013, the Company used $13,662 in operations consisting of the loss of $28,971 which was offset by changes in accounts payable and accrued expenses of $15,309. This compares with $5,637 used in operations for the corresponding period of the prior year consisting of the loss of $7,924 which was offset by changes in accounts payable and accrued expenses of $2,287.

There were no investing activities during either the nine months ended September 30, 2013 or 2012.

Table of Contents	4

For the nine months ended September 30, 2013, financing activities provided a net amount of $3,715 to the Company which consisted of advances from a related party in the amount of $8,050 and payments on these advances in the amount of $4,335. During the nine months ended September 30, 2012 the Company received $5,845 in advances from a related party.

As a result of the foregoing, there was a net decrease in cash of $9,947 for the nine months ended September 30, 2013 from the cash on hand as of December 31, 2012.

From the date of inception (October 18th, 2005) to September 30, 2013 the Company has recorded a net loss of $178,225 most of which were expenses relating to the initial development of the Company, filing its Registration Statement on Form S-1, and expenses relating to maintaining Reporting Company status with the SEC.  In order to survive as a going concern, the Company will require additional capital investments or borrowed funds to meet cash flow projections and carry forward our business objectives. There can be no guarantee or assurance that we can raise adequate capital from outside sources to fund the proposed business. Failure to secure additional financing would result in business failure and a complete loss of any investment made into the Company.

The Company filed a registration statement on Form S-1 on May 30, 2008, which was deemed effective on July 25, 2008.  The Company received no funds from this offering. The registration was done for the benefit of the selling shareholders and we continue to fund the expenses associated with maintaining a reporting company status.

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

Table of Contents	5

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

Sears Oil & Gas Corporation

Date: November 12, 2013	By:	/ s / G. Reed Petersen
G. Reed Petersen
President, Chief Executive Officer, Chief Financial Officer

Table of Contents	7