Form 10-K
period 2013-12-31
Sears Oil & Gas
filed 2014-03-24
CIK 1434737

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

________________

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2013

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

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in 405 of the Securities Act.    Yes o    No  x

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.

                                                                                                                                                                                         Yes o    No x

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                                                                           Yes x          No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    o

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer o	Accelerated filer o

Non-accelerated filer o (Do not check if smaller reporting company)	Smaller Reporting Company x

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes x   No o

 As of March 18, 2014, based on the market price for voting common shares held by non-affiliates of the registrant was $58,003 at a market price of $1.00 per share.

As of March 18, 2014, the Registrant had outstanding 181,005 shares of Common Stock with a par value of $0.001 per share.

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

Quarter Ending 3/31/2013        High   $3.00        Low $1.00

Quarter Ending 6/30/2013        High   $3.00        Low $1.00

Quarter Ending 9/30/2013        No trades

Quarter Ending 12/31/2013      High   $1.00        Low $0.26

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

As of December 31, 2013 the Company had approximately $18 cash available.

We lack an operating history and have losses which we expect to continue into the future. As a result, we may have to suspend or cease activities, which would result in a complete loss of any investment made into the Company.

We were incorporated on October 18, 2005 and we have not started any business activities or realized any revenues. We have no operating history upon which an evaluation of our future success or failure can be made. As of December 31, 2013 our net loss since inception was $183,088.  Based upon current plans, we expect to incur operating losses in future periods.

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

We are required to comply with the provisions of Section 404 of the Sarbanes-Oxley Act of 2002, which require us to maintain an ongoing evaluation and integration of the internal controls of our business. We were required to document and test our internal controls and certify that we are responsible for maintaining an adequate system of internal control procedures for the year ended December 31, 2013.

 We evaluated our existing controls for the year ended December 31, 2013. Our Chief Executive Officer and Chief Financial Officer identified material weaknesses in our internal control over financial reporting and determined that we did not maintain effective internal control over financial reporting as of December 31, 2013. The identified material weaknesses did not result in material audit adjustments to our 2013 financial statements; however, uncured material weaknesses could negatively impact our financial statements for subsequent years.

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

ITEM 1B	UNRESOLVED STAFF COMMENTS.

None

ITEM 2	PROPERTIES.

We do not own any property. The principal offices are located at 3625 Cove Point Drive, Salt Lake City, Utah 84109

ITEM 3	LEGAL PROCEEDINGS.

Sears Oil and Gas is not currently a party to any legal proceedings.

ITEM 4	MINE SAFETY DISCLOSURES.

 None

PART II

ITEM 5	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

There is no market for our common stock.  We cannot provide any assurance a market will ever develop in the future,

We did not declare or pay dividends during the Fiscal Year 2013 and do not anticipate declaring or paying dividends in fiscal year 2014.

We had no equity compensation plan in 2013.

ITEM 6	SELECTED FINANCIAL DATA.

Summary of Financial Data

As of December 31, 2013

Revenues	$0

Earnings (Loss)	$(33,834)

Total Assets	$18

Liabilities	$81,106

Shareholders’ Equity (Deficit)	$(81,088)

ITEM 7	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion is intended to assist in the understanding and assessment of significant changes and trends related to the results of operations and financial condition of Sears Oil and Gas Corporation for the years ended December 31, 2013 and 2012.

Critical Accounting Policies

The preparation of our financial statements and notes thereto requires management to make estimates and assumptions that affect the amounts and disclosures reported within those financial statements. On an ongoing basis, management evaluates its estimates, including those related to revenue recognition, contingencies, litigation and income taxes. Management bases its estimates and judgments on historical experiences and on various other factors believed to be reasonable under the circumstances. Actual results under circumstances and conditions different than those assumed could result in differences from the estimated amounts in the financial statements. There have been no material changes to these policies during fiscal 2012 and 2013.  As of December 31, 2013 the Company has not identified any critical estimates that are used in the preparation of the financial statements.

Liquidity and Capital Resources. As of December 31, 2013 we had cash of $18 and a negative working capital of $81,088.  This compares with cash of $9,995 and negative working capital of $47,254 as of December 31, 2012.

Net cash used by operating activities totaled $19,892 for the year-ended December 31, 2013 consisting of a loss from operations of $33,834 and a change in accounts payable and accrued expenses of $13,942. This compares with net cash used in operating activities of $19,897 for the year-ended December 31, 2012 consisting of a loss from operations of $23,837 which was offset by a change in accounts payable and accrued expenses of $3,940.

There were no investing activities in either the year-ended December 31, 2013 or 2012.

Net cash provided by financing activities totaled $9,915 for the year-ended December 31, 2013 consisting of advances from the President of the Company of $14,250 which were offset by payments made against those advances of $4,335.  This compares with net cash provided by financing activities of $29,790 for the year-ended December 31, 2012 consisting of advances from the President of the Company with no offsetting payments against those advances.

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

Results of Operations . We did not have revenue for either the year-ended December 31, 2013 or 2012.  For the year-ended December 31, 2013, we incurred $27,670 of administrative expenses compared to $20,387 for the year-ended December 31, 2012.  For the year-ended December 31, 2013 we incurred $6,164 of interest expense on a note payable.  This compares with $3,450 of interest expense for the year-ended December 31, 2012.

As a result of the foregoing, we incurred a loss of $33,834 for the year-ended December 31, 2013 compared to a loss of $23,837 for the year-ended December 31, 2012.  Since incorporation we have incurred a loss of $183,088.

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

Evaluation of Disclosure Controls and Procedures

 Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2013, these disclosure controls and procedures were ineffective to ensure that all information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rule and forms; and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting.  Based on our evaluation, management concluded that our internal control over financial reporting was ineffective for both of our fiscal years ended

December 31, 2013 and December 31, 2012, in which there was no material weakness.  A material weakness in internal control over financial reporting is defined by the Public Company Accounting Oversight Board’s Audit Standard No. 5 as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis.  A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of our financial reporting.

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

Changes in Internal Controls

There have been no changes in our internal control over financial reporting that occurred during our fiscal year ended December 31, 2013 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

ITEM 9B	OTHER INFORMATION.

NONE

PART III

ITEM 10	DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Sears Oil and Gas Corporation’s executive officer and director and his respective age as of December 31, 2013 are as follows:

Directors:

Name of Director	Age
G. Reed Petersen	68

Executive Officers:

Name of Officer	Age	Office
G. Reed Petersen	68	President, Chief Executive Officer

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

ITEM 11	EXECUTIVE COMPENSATION.

Summary Compensation Table

	Annual Compensation				Long-Term Compensation
Name and Principal Position	Year	Salary ($)	Bonus	Other Annual Compensation ($)	Restricted Stock Awards ($)	Securities Underlying Options (#)	LTIP Payouts ($)	All Other Compensation ($)

G. Reed Petersen	2012	-	-	-	-	-	-	-
Officer and Director	2013	-	-	-	-	-	-	-

There has been no cash payment paid to the executive officer for services rendered in all capacities to us for the period ended December 31, 2013. There has been no compensation awarded to, earned by, or paid to the executive officer by any person for services rendered in all capacities to us for the fiscal period ended December 31, 2013.  No compensation is anticipated within the next six months to any officer or director of the Company.

Stock Option Grants

We did not grant any stock options to the executive officer during the most recent fiscal period ended December 31, 2013.  We have also not granted any stock options to the executive officer of the Company.

ITEM 12	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

 The following table provides the names and addresses of each person known to Sears Oil and Gas Corporation to own more than 5% of the outstanding common stock as of December 31, 2013, and by the Officers and Directors, individually and as a group. Except as otherwise indicated, all shares are owned directly.

Title Of Class	Name, Title and Address of Beneficial Owner of Shares	Amount of Beneficial Ownership
			%

Common	G. Reed Petersen, President and Director	123,106	68.01%

Common	Max Kern	12,500	6.91%

	All Directors and Officers as a group	135,606	74.92%

The percent of class is based on 181,005 shares of common stock issued and outstanding as of December 31, 2013.

ITEM 13	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

During the year ended December 31, 2013, the President of the company advanced $14,250 to the Company in order to pay for expenses and continue the reporting requirements with the Securities and Exchange Commission.  The Company paid $4,335 back to the President of the Company against these advances.  The balance due to the President of the Company was $39,705 as of December 31, 2013.  There were no other material transactions between the Company and any Officer, Director or related party.  Richard Graibus, a shareholder, but not affiliated or related person, loaned the Company $15,000 during the year ended December 31, 2009. Other than the foregoing, there has not, since the date of incorporation, had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us.

 Any future transactions between us and our Officers, Directors, and Affiliates will be on terms no less favorable to us than can be obtained from unaffiliated third parties. Such transactions with such persons will be subject to approval of our Board of Directors.

ITEM 14	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The amounts paid to our independent auditing firm for each of the past two calendar years are as follows:

                                          2013

                           2012

Auditing                           $  7,642                         $      12,950

Tax services

Other servicesi                 ________                         __________

 Total                                $  7,642                         $     12,950

PART IV

ITEM 15	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.
(a)	The following documents have been filed as a part of this Annual Report on Form 10-K.

1.	Financial Statements

2.	Financial Statement Schedules.

All schedules are omitted because they are not applicable or not required or because the required information is included in the Financial Statements or the Notes thereto.

3.	Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this Annual Report:

EXHIBIT

NUMBER	DESCRIPTION

3.1	Articles of Incorporation

3.2*

By Laws

14.1*

Code of Ethics

31.1	302 CERTIFICATION OF THE CHIEF EXECUTIVE OFFICER

31.2	906 CERTIFICATION OF THE CHIEF EXECUTIVE OFFICER

32.1	302 CERTIFICATION OF THE CHIEF FINANCIAL OFFICER

32.2	906 CERTIFICATION OF THE CHIEF FINANCIAL OFFICER

*Previously filed.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SEARS OIL AND GAS CORPORATION

By:	/s/ G. Reed Petersen
G. Reed Petersen
President
Chief Executive Officer, Director
By: /s/ G. Reed Petersen
G. Reed Petersen Chief Financial Officer
Treasurer, Secretary,

Date: March 20, 2014

PRITCHETT, SILER & HARDY, P.C.

CERTIFIED PUBLIC ACCOUNTANTS

A PROFESSIONAL CORPORATION

660 SOUTH 200 EAST, SUITE 300

SALT LAKE CITY, UTAH  84111

 (801) 328-2727     FAX (801) 328-1123

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Sears Oil & Gas, Inc. (A Development Stage Company)

Salt Lake City, Utah

We have audited the accompanying balance sheet of Sears Oil & Gas, Inc. (a development stage company) as of December 31, 2013 and the related statements of operations, stockholders’ deficit and cash flows for the years then ended and for the period from inception on October 18, 2005  through December 31, 2013. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sears Oil & Gas, Inc. (a development stage company) as of December 31, 2013 and the results of its operations and cash flows for the year then ended and for the period from inception on October 18, 2005 through December 31, 2013 in conformity with generally accepted accounting principles in the United States of America.

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

/s/ Pritchett, Siler & Hardy, P.C.

Pritchett, Siler & Hardy, P.C

Salt Lake City, Utah

March 17, 2014

Morrill & Associates, LLC

Certified Public Accountants

1448 North 2000 West, Suite 3

Clinton, Utah 84015

801-820-6233 Phone; 801-820-6628 Fax

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Sears Oil & Gas, Inc. (A Development Stage Company)

Salt Lake City, Utah

We have audited the accompanying balance sheet of Sears Oil & Gas, Inc. (a development stage company) as of December 31, 2012 and the related statements of operations, stockholders’ deficit and cash flows for the years then ended and for the period from inception on October 18, 2005  through December 31, 2012. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sears Oil & Gas, Inc. (a development stage company) as of December 31, 2012 and the results of its operations and cash flows for the year then ended and for the period from inception on October 18, 2005 through December 31, 2012 in conformity with generally accepted accounting principles in the United States of America.

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

/s/ Morrill & Associates

Morrill & Associates

Clinton, Utah 84015

March 28, 2013

SEARS OIL AND GAS CORPORATION
(A Development Stage Company)
Balance Sheets

ASSETS

	December 31,	December 31,
	2013	2012

CURRENT ASSETS

Cash and cash equivalents	$ 18	$ 9,995

TOTAL ASSETS	$ 18	$ 9,995

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable	$ 8,818	$ 1,040
Accrued interest	17,583	11,419
Advances from related party	39,705	29,790
Notes payable	15,000	15,000

Total Current Liabilities	81,106	57,249

TOTAL LIABILITIES	81,106	57,249

STOCKHOLDERS' EQUITY (DEFICIT)

Common stock, $0.001 par value; 100,000,000
shares authorized, 181,005 shares
issued and outstanding	181	181
Additional paid-in capital	101,819	101,819
Deficit accumulated during the development stage	(183,088)	(149,254)

Total Stockholders' Equity (Deficit)	(81,088)	(47,254)

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY (DEFICIT)	$ 18	$ 9,995

The accompanying notes are an integral part of these financial statements. F-3

SEARS OIL AND GAS CORPORATION
(A Development Stage Company)
Statements of Operations

			From Inception on
	For the Years	For the Years	October 18, 2005
	Ended	Ended	Through
	December 31,	December 31,	December 31,
	2013	2012	2013

NET REVENUES	$ -	$ -	$ -

OPERATING EXPENSES
Selling, general and
administrative	27,670	20,387	165,505
Interest expense	6,164	3,450	17,583

Total Operating Expenses	33,834	23,837	183,088

NET LOSS BEFORE
INCOME TAXES	(33,834)	(23,837)	(183,088)

PROVISION FOR INCOME TAXES	-	-	-

NET INCOME (LOSS)	$ (33,834)	$ (23,837)	$ (183,088)

BASIC NET LOSS PER SHARE	$ (0.19)	$ (0.13)

WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING	181,005	181,005

The accompanying notes are an integral part of these financial statements. F-4

SEARS OIL AND GAS COMPANY
(A Development Stage Company)
Statements of Stockholders' Equity (Deficit) From Inception on
October 18, 2005 through December 31, 2013

				Deficit
				Accumulated
		Additional	During the	Total
	Common Stock	Paid-In	Development	Stockholders'
	Shares	Amount	Capital	Stage	Equity

Balance at Inception on
October 18, 2005	-	$ -	$ -	$ -	$ -

Issuance of common stock
for services	150,000	150	39,850	-	40,000

Net loss from inception to
December 31, 2005	-	-	-	(543)	(543)

Balance, December 31, 2005	150,000	150	39,850	(543)	39,457

Net loss for the year ended
December 31, 2006	-	-	-	(39,186)	(39,186)

Balance, December 31, 2006	150,000	$ 150	$ 39,850	$(39,729)	$ 271

Issuance of common stock
for services at $0.01 per share	6,000	6	11,994	-	12,000

Issuance of common stock
for cash at $0.01 per share	25,000	25	49,975	-	50,000

Net loss for the year ended
December 31, 2007	-	-	-	(30,048)	(30,048)

Balance, December 31, 2007	181,000	181	101,819	(69,777)	32,223

Net loss for the year ended
December 31, 2008	-	-	-	(40,586)	(40,586)

Balance, December 31, 2008	181,000	181	101,819	(110,363)	(8,363)

Net loss for the year ended
December 31, 2009	-	-	-	(7,438)	(7,438)

Balance, December 31, 2009	181,000	181	101,819	(117,801)	(15,801)

Net loss for the year ended
December 31, 2010	-	-	-	(3,516)	(3,516)

Balance, December 31, 2010	181,000	181	101,819	(121,317)	(19,317)

Net loss for the year ended
December 31, 2011	-	-	-	(4,100)	(4,100)

Balance, December 31, 2011	181,000	181	101,819	(125,417)	(23,417)

Net loss for the year ended
December 31, 2012	-	-	-	(23,837)	(23,837)

Balance, December 31, 2012	181,000	181	101,819	(149,254)	(47,254)

Fractional shares issued in reverse
stock split	5	-	-	-	-

Net loss for the year ended
December 31, 2013	-	-	-	(33,834)	(33,834)

Balance, December 31, 2013	181,005	$ 181	########	########	$(81,088)

The accompanying notes are an integral part of these financial statements. F-5

SEARS OIL AND GAS CORPORATION
(A Development Stage Company)
Statements of Cash Flows
			From Inception on
	For the Years	For the Years	October 18, 2005
	Ended	Ended	Through
	December 31,	December 31,	December 31,
	2013	2012	2013

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$ (33,834)	$ (23,837)	$ (183,088)

Adjustments to reconcile net loss
to net cash used by operating activities:
Common stock issued for services rendered	-	-	52,000
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	13,942	3,940	26,401

Net Cash Used by Operating Activities	(19,892)	(19,897)	(104,687)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from issuance of common stock	-	-	50,000
Proceeds from notes payable	-	-	15,000
Advances from related party	14,250	29,790	44,040
Payments on advances from related party	(4,335)	-	(4,335)

Net Cash Provided by Financing Activities	9,915	29,790	104,705

INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS	(9,977)	9,893	18

CASH AND CASH EQUIVALENTS
AT BEGINNING OF PERIOD	9,995	102	-

CASH AND CASH EQUIVALENTS
AT END OF PERIOD	$ 18	$ 9,995	$ 18

SUPPLEMENTAL DISCLOSURES:

Cash paid for interest	$ -	$ -	$ -
Cash paid for income taxes	$ -	$ -	$ -
The accompanying notes are an integral part of these financial statements.

SEARS OIL AND GAS CORPORATION

Notes to the Financial Statements

December 31, 2013 and 2012

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

 b.  Basic Loss Per Share

	For the Year Ended December 31, 2013
Loss (Numerator)	Shares (Denominator)	Per Share Amount
$ (33,834)	181,005	$ (0.19)
	For the Year Ended December 31, 2012
Loss (Numerator)	Shares (Denominator)	Per Share Amount
$ (23,837)	181,005	$ (0.13)

           The computations of basic loss per share of common stock are based on the weighted average number of shares outstanding at the date of the financial statements. There are no common stock equivalents outstanding.

SEARS OIL AND GAS CORPORATION

Notes to the Financial Statements

December 31, 2013 and 2012

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

At December 31, 2013 the Company had net operating loss carryforwards of approximately $183,088 that may be offset against future taxable income through 2033.  No tax benefits have been reported in the financial statements, because the potential tax benefits of the net operating loss carry forwards are offset by a valuation allowance of the same amount.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations.  Should a change in ownership occur, net operating loss carryforwards may be limited as to use in the future.

Net deferred tax assets consist of the following components as of December 31, 2013 and 2012:

	2013	2012
Deferred tax assets:
NOL Carryover	$ 71,403	$ 58,208
Valuation allowance	(71,403)	(58,208)
Net deferred tax asset	$ -	$ -

The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rates of 39% to pretax income from continuing operations for the years ended December 31, 2013 and 2012 due to the following:

	2013	2012
Current Federal Tax	$ -	$ -
Current State Tax	-	-
Change in NOL Benefit	13,195	9,296
Valuation allowance	(13,195)	(9,296)
	$ -	$ -

SEARS OIL AND GAS CORPORATION

Notes to the Financial Statements

December 31, 2013 and 2012

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (Continued)

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Year ended December 31,
	2013	2012
Beginning balance	$ -	$ -
Additions based on tax positions related to current year	-	-
Additions for tax positions of prior years	-	-
Reductions for tax positions of prior years	-	-
Reductions in benefit due to income tax expense	-	-
Ending balance	$ -	$ -

At December 31, 2013, the Company had no unrecognized tax benefits that, if recognized, would affect the effective tax rate.

The Company did not have any tax positions for which it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease within the next 12 months.

The Company includes interest and penalties arising from the underpayment of income taxes in the consolidated statements of operations in the provision for income taxes.  As of December 31, 2013 and 2012, the Company had no accrued interest or penalties related to uncertain tax positions.

The tax years that remain subject to examination by major taxing jurisdictions are those for the years ended December 31, 2013, 2012 and 2011.

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

SEARS OIL AND GAS CORPORATION

Notes to the Financial Statements

December 31, 2013 and 2012

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (Continued)

 f.  Recently Issued Accounting Pronouncements

        We have reviewed accounting pronouncements issued during the past two years and have adopted any that are applicable to our company.  We have determined that none had a material impact on our financial position, results of operations, or cash flows for the years ended December 31, 2013 and 2012.

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

h.   Concentration of Risk

                   Cash - The Company at times may maintain a cash balance in excess of insured limits. At December 31, 2013, the Company has no cash in excess of insured limits.

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

SEARS OIL AND GAS CORPORATION

Notes to the Financial Statements

December 31, 2013 and 2012

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plan described in the preceding paragraph and eventually attain profitable operations.  The accompanying financial statements do not include any adjustments that may be necessary if the Company is unable to continue as a going concern.

NOTE 4 – ADVANCES FROM RELATED PARTY

During the year ended December 31, 2013, the President of the Company advanced money to the Company in order to pay for expenses and continue the reporting requirements with the Securities and Exchange Commission.  The advances are non-interest bearing.  As of December 31, 2013, the balance due on these advances was $39,705.

NOTE 5 -   NOTES PAYABLE

Notes payable for the years ended December 31, 2013 and 2012 consisted of the following:

Note payable to an individual dated February 15, 2009, interest at 10% per annum, due on February 15, 2010, in default.

NOTE 6 –STOCKHOLDERS EQUITY

In March 2013 the Company completed a 200 for 1 reverse stock split.  Prior to the reverse split there were 36,200,000 shares outstanding.  Following the reverse split there were 181,005 shares outstanding including 5 fractional shares issued.  The financial statements have been retroactively restated to reflect the reverse split.

NOTE 7 –SUBSEQUENT EVENTS

The Company has evaluated subsequent events for the period of December 31, 2013 through the date the financial statements were issued, and concluded there were no other events or transactions occurring during this period that required recognition or disclosure in its financial statements.