Form 10-Q
period 2014-03-31
Sears Oil & Gas
filed 2014-05-15
CIK 1434737

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

(Mark One)

  ☑Quarterly  report  pursuant  to  Section  13  or  15(d)  of  the  Securities  Exchange  Act  of  1934  for  the quarterly period ended March 31, 2014.

 ☐Transition  report  pursuant  to  Section  13  or  15(d)  of  the  Securities  Exchange  Act  of  1934  for  the transition period from

_________________________ to _______________________.

Commission File Number:  333-151300

SEARS OIL AND GAS CORPORATION

(Exact name of registrant as specified in its charter)

Nevada	20-3455830
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1661 Lakeview Circle

Ogden, Utah 84403

(801) 399-3632

 (Registrant’s address and telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No  o

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell Company (as defined in Rule 12b-2 of the Exchange Act).Yes ☒

No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. The number of shares outstanding of the issuer’s common stock, $0.001 par value (the only class of voting stock), was 181,005 on May 13, 2014.

SEARS OIL & GAS CORPORATION

PART I ― FINANCIAL INFORMATION

This Quarterly Report includes forward-looking statements within the meaning of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  These statements are based on management’s beliefs and assumptions, and on information currently available to management.  Forward-looking statements include the information concerning our possible or assumed future results of operations set forth under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  Forward-looking statements also include statements in which words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “estimate,” “consider,” or similar expressions are used.

Forward-looking statements are not guarantees of future performance.  They involve risks, uncertainties, and assumptions.  Our future results and shareholder values may differ materially from those expressed in these forward-looking statements.  Readers are cautioned not to put undue reliance on any forward-looking statements.

ITEM 1. -- FINANCIAL STATEMENTS

As used herein, the terms “Sears Oil and Gas”, “we,” “our,” and “us” refer to Sears Oil and Gas Corporation, a Nevada corporation, unless otherwise indicated. The unaudited condensed financial statements of registrant for the three months ended March 31, 2014 and 2013 follow. The condensed financial statements reflect all adjustments that are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.  All such adjustments are of a normal and recurring nature.

 SEARS OIL AND GAS CORPORATION

(A development stage company)

F-1

SEARS OIL AND GAS CORPORATION
(A Development Stage Company)
Balance Sheets

ASSETS

	March 31,	December 31,
	2014	2013
	(Unaudited)

CURRENT ASSETS

Cash and cash equivalents	$ 17,049	$ 18

TOTAL ASSETS	$ 17,049	$ 18

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable	$ 15,692	$ 8,818
Accrued interest	23,791	17,583
Advances from related party	2,090	39,705
Notes payable - related parties	70,000	15,000

Total Current Liabilities	111,573	81,106

TOTAL LIABILITIES	111,573	81,106

STOCKHOLDERS' EQUITY (DEFICIT)

Common stock, $0.001 par value; 100,000,000 shares
authorized, 181,005 shares issued and outstanding	181	181
Additional paid-in capital	101,819	101,819
Deficit accumulated during the development stage	(196,524)	(183,088)

Total Stockholders' Equity (Deficit)	(94,524)	(81,088)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$ 17,049	$ 18

The accompanying notes are an integral part of these financial statements.

F-2

SEARS OIL AND GAS CORPORATION
(A Development Stage Company)
Statements of Operations
(Unaudited)

			From Inception
			on October 18,
	For the Three Months Ended		2005 Through
	March 31,		March 31,
	2014	2013	2014

NET REVENUES	$ -	$ -	$ -

OPERATING EXPENSES

Selling, general and administrative	7,227	11,436	172,732
Interest expense	6,209	1,519	23,792

Total Operating Expenses	13,436	12,955	196,524

NET LOSS BEFORE INCOME TAXES	(13,436)	(12,955)	(196,524)

PROVISION FOR INCOME TAXES	-	-	-

NET LOSS	$ (13,436)	$ (12,955)	$ (196,524)

BASIC NET LOSS PER SHARE	$ (0.07)	$ (0.07)

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING	181,005	181,005

The accompanying notes are an integral part of these financial statements.

F-1

SEARS OIL AND GAS CORPORATION
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

			From Inception
			on October 18,
	For the Three Months Ended		2005 Through
	March 31,		March 31,
	2014	2013	2014

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$ (13,436)	$ (12,955)	$ (196,524)
Adjustments to reconcile net loss to net cash
used by operating activities:
Common stock issued for services rendered	-	-	52,000
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	13,082	7,810	39,483

Net Cash Used by Operating Activities	(354)	(5,145)	(105,041)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from issuance of common stock	-	-	50,000
Proceeds from notes payable - related parties	55,000	-	70,000
Advances from related party	795	-	44,835
Payments on advances from related party	(38,410)	(2,600)	(42,745)

Net Cash Provided by Financing Activities	17,385	(2,600)	122,090

INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS	17,031	(7,745)	17,049

CASH AND CASH EQUIVALENTS AT
BEGINNING OF PERIOD	18	9,995	-

CASH AND CASH EQUIVALENTS AT
END OF PERIOD	$ 17,049	$ 2,250	$ 17,049

SUPPLEMENTAL DISCLOSURES:

Cash paid for interest	$ -	$ -	$ -
Cash paid for income taxes	$ -	$ -	$ -

The accompanying notes are an integral part of these financial statements.

F-1

SEARS OIL & GAS, INC.

(A Development Stage Company)

Notes to the Financial Statements

March 31, 2014

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2014 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2013 audited financial statements.  The results of operations for the periods ended March 31, 2014 are not necessarily indicative of the operating results for the full year.

NOTE 2 - GOING CONCERN

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of Americaapplicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The Company has had no revenues and has generated losses from operations. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management's plan is to obtain such resources for the Company by obtaining capital from management and significant shareholders sufficient to meet its minimal operating expenses and seeking equity and/or debt financing. However management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations.  The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 3 – COMMON STOCK

On March 27, 2013, the Company filed a Certificate of Amendment to its Articles of Incorporation with the Nevada Secretary of State to increase its total authorized capital stock to 100,000,000 common shares and to effect a 200:1 reverse stock split of the issued and outstanding common stock.As a result, the issued and outstanding common stock decreased from 36,200,000 shares to 181,005 shares of common stock.  All share and per share amounts have been retroactively adjusted for all periods presented.

NOTE 4 – ISSUANCE OF CONVERTIBLE PROMISSORY NOTES

On March 25, 2014, the Company sold a $40,000 convertible promissory note to the sole officer and director of the Company and a $15,000 convertible promissory note to another affiliated shareholder(the “Convertible Notes”). The Convertible Notes have a term of one year and accrue interest at the rate of 12% per annum. The holders of the Convertible Notes, may at their option, convert all or any portion of the outstanding principal balance of, and all accrued interest on the Convertible Notes into shares of the Company’s common stock, par value $0.001 per share, at a conversion rate of $1.00 per share.  Proceeds from the $55,000 were partially used to pay $38,410 of advances from related party.

The Company believes the offer and sale of the securities described above were exempt from the registration requirements of the Securities Act of 1933, as amended (the “Act”), for the private placement of these securities pursuant to Section 4(2) of the Act and/or Regulation D thereunder because the securities were sold in a transaction not involving a public offering.

F-1

SEARS OIL & GAS, INC.

(A Development Stage Company)

Notes to the Financial Statements

March 31, 2014

NOTE 5 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events for the period of March 31, 2014 through the date the financial statements were issued, and concluded there were no other events or transactions occurring during this period that required recognition or disclosure in its financial statements.

F-2

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

Overview

We wereincorporated on October 18, 2005, in the state of Nevada for the purpose of exploiting the opportunities that exist in the oil and gas sector.We have never declared bankruptcy, never been in receivership, and never been involved in any legal action or proceedings. Since our organization we havenot made any significant purchase or sale of assets, nor have webeen involved in any mergers, acquisitions or consolidations.  We haveno subsidiaries and ourfiscal year end is December 31st.  We have not had revenues from operations since our inception.

We are a shell company as that term is defined under federal securities laws. Our business plan is to seek to acquire assets or shares of an entity actively engaged in business that generates revenues in exchange for our securities.  We will not restrict our search to any specific business, industry, or geographical location and we may participate in a business venture of virtually any kind or nature.  This discussion of the proposed business is purposefully general and is not meant to be restrictive of our virtually unlimited discretion to search for and enter into potential business opportunities.  Management anticipates that it may be able to participate in only one potential business venture because we have nominal assets and limited financial resources.  This lack of diversification should be considered a substantial risk to our stockholders because it will not permit us to offset potential losses from one venture against gains from another.

Plan of Operations

We currently plan to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation and, to a lesser extent that desires to employ our funds in its business. Our principal business objective for the next 12 months and beyond will be to achieve long-term growth potential through a combination with a business rather than immediate, short-term earnings. We will not restrict our potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business.

The analysis of new business opportunities will be undertaken by or under the supervision of Mark A. Scharmann, our sole officer and director. We have not had any conversations with potential merger or acquisition targets nor have we entered into any definitive agreement with any party.  In our efforts to analyze potential acquisition targets, we may consider the following kinds of factors:

•

Potential for growth, indicated by new technology, anticipated market expansion or new products;

•

Competitive position as compared to other firms of similar size and experience within the industry segment as well as within the industry as a whole;

•

Strength and diversity of management, either in place or scheduled for recruitment;

•

Capital requirements and anticipated availability of required funds, to be provided by us or from operations, through the sale of additional securities, through joint ventures or similar arrangements or from other sources;

•

The cost of participation by us as compared to the perceived tangible and intangible values and potentials;

•

The extent to which the business opportunity can be advanced;

•

The accessibility of required management expertise, personnel, raw materials, services, professional assistance and other required items; and

•

Other relevant factors.

In applying the foregoing criteria, no one of which will be controlling, our management will attempt to analyze all factors and circumstances and make a determination based upon reasonable investigative measures and available data.  Potentially available business opportunities may occur in many different industries, and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex. Due to the limited capital we have available for investigation, we may not discover or adequately evaluate adverse facts about the opportunity to be acquired.

The manner in which we participate in an opportunity will depend upon the nature of the opportunity, our respective needs and desires as well as those of the promoters of the opportunity, and the relative negotiating strength of ourselves and such promoters.

It is likely that we will acquire our participation in a business opportunity through the issuance of common stock or other securities. Although the terms of any such transaction cannot be predicted, it should be noted that in certain circumstances the criteria for determining whether or not an acquisition is a so-called "tax free" reorganization under Section 368(a)(1) of the Internal Revenue Code of 1986, as amended (the "Code"), depends upon the issuance to the stockholders of the acquired company of at least 80% of the common stock of the combined entities immediately following the reorganization. If a transaction were structured to take advantage of these provisions rather than other "tax free" provisions provided under the Code, all prior stockholders would in such circumstances retain 20% or less of the total issued and outstanding shares. Under other circumstances, depending upon the relative negotiating strength of the parties, prior stockholders may retain substantially less than 10% of the total issued and outstanding shares. This could result in substantial additional dilution to the equity of those who were our stockholders prior to such reorganization.

Our present stockholders will likely not have control of a majority of our voting shares following a reorganization transaction. As part of such a transaction, our current director may resign and new directors may be appointed without any vote by stockholders.

In the case of an acquisition, the transaction may be accomplished upon the sole determination of our management without any vote or approval by stockholders. In the case of a statutory merger or consolidation directly involving our company, it will likely be necessary to call a stockholders' meeting and obtain the approval of the holders of a majority of the outstanding shares. The necessity to obtain such stockholder approval may result in delay and additional expense in the consummation of any proposed transaction and will also give rise to certain appraisal rights to dissenting stockholders. Most likely, management will seek to structure any such transaction so as not to require stockholder approval if possible.

It is anticipated that the investigation of specific business opportunities and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial cost for accountants, attorneys and others. If a decision is made not to participate in a specific business opportunity, the costs theretofore incurred in the related investigation would not be recoverable. Furthermore, even if an agreement is reached for the participation in a specific business opportunity, the failure to consummate that transaction may result in our loss of the related costs incurred.

During the three month period ending March 31, 2014 we had only minimal expenses, which mainly consisted of filing fees and expenses associated with our ongoing public reporting expenses, legal fees and minimal fees associated with searching out potential merger or acquisition targets.

We do not currently engage in any business activities that provide us with positive cash flows. As such, the costs of investigating and analyzing business combinations for the next approximately 12 months and beyond will be paid with our current cash and if necessary, with additional funds raised through other sources, which may not be available on favorable terms, if at all.

Our principal executive office is currently located at the home of Mark A. Scharmann, our sole officer and director, and is provided to us free of charge as well as all related office equipment and communication lines.  During the next 12 months we anticipate incurring costs related to:

•

filing of our quarterly, annual and other reports under the Securities Exchange Act of 1934, including legal, accounting and filing fees, and

•

costs relating to consummating an acquisition.

We do not believe that we will be able to meet these costs with our current cash on hand and will require additional debt or equity funding in order to maintain operations.

Results of Operation

Three months ended March 31, 2014 Compared to the Three months ended March 31, 2013

For both the three monthsendedMarch 31, 2014 and 2013, the Company had no revenue.For the three monthsendedMarch 31, 2014, the Company incurred $7,227 of selling, general and administrative expenses compared to $11,436 for the corresponding period of the prior year.  The Company did not anticipate a large change in selling, general and administrative expenses.  For the three months endedMarch 31, 2014, the Company also incurred $6,209 of interest expense on notes payable compared to $1,519 for the corresponding period of the prior year.  The increase in interest expense is due to promissory notes issued during the three months ended March 31, 2014 in the amount of $55,000.

As a result of the foregoing the Company incurred a loss of $13,436 for the three months endedMarch 31, 2014 compared to a loss of $12,955 for the corresponding period of the prior year.

Liquidity

As of March 31, 2014, the Company had $17,049 of cash and negative working capital of $94,524. This compares with cash of $18 and negative working capital of $81,088 as of December 31, 2013.

For the three months endedMarch 31, 2014, the Company used $354 in operations consisting of the loss of $13,436 which was offset by changes in accounts payable and accrued expenses of $13,082.This compares with $5,145used in operations for the corresponding period of the prior year consisting of the loss of $12,955, which was offset by changes in accounts payable and accrued expenses of $7,810.

There were no investing activitiesduring either the three monthsendedMarch 31, 2014 or 2013.

For the three monthsendedMarch 31, 2014, financing activities provided a net amount of $17,385 to the Company which consisted of proceeds from notes payable in the amount of $55,000, advances from a related party in the amount of $795 and payments on these advances in the amount of $38,410.  During the three monthsendedMarch 31, 2013 the Company made payments of $2,600 on advances from a related party.

As a result of the foregoing, there was a net increase in cash of $17,031 for the threemonthsendedMarch 31, 2014 from the cash on hand as of December 31, 2013.

From the date of inception (October 18th, 2005) to March 31, 2014 the Company has recorded a net loss of $196,524most of which were expenses relating to the initial development of the Company, filing its Registration Statement on Form S-1, and expenses relating to maintaining reporting company status with the SEC.  In order to survive as a going concern, the Company will require additional capital investments or borrowed funds to meet cash flow projections and carry forward our business objectives. There can be no guarantee or assurance that we can raise adequate capital from outside sources to fund the proposed business. Failure to secure additional financing would result in business failure and a complete loss of any investment made into the Company.

Our ability to continue as a going concern in the next 12 months depends on our ability to obtain sources of capital to fund our continuing operations and to seek out potential merger and acquisition partners. As of March 31, 2014, our remaining cash balance is not sufficient to cover our current liabilities, obligations and working capital needs for the balance of 2014. We will need to raise additional capital through an interim financing, to meet our general cash flow requirements until such time as we are able to complete the acquisition of an operating company.  There are no assurances, however, that we will be able raise the necessary additional capital, in which event we may be required to consider a premature reverse merger or business combination upon terms which may not be as favorable to our stockholders as a transaction in the future.

Employees

There were no employees of the Company, excluding the current President and Director, Mark A. Scharmann and the Company does not anticipate hiring any additional employees within the next twelve months.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

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

 Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On March 25, 2014, we sold an aggregate of $55,000 in convertible promissory notes to Mark A. Scharmann SEP IRA and Garrison Capital, LLC (the “Convertible Notes”). The Convertible Notes have a term of one year and accrued interest at the rate of 12% per annum. The holders of the Convertible Notes, may at their option, convert all or any portion of the outstanding principal balance of, and all accrued interest on the Convertible Notes into shares of the Company’s common stock, par value $0.001 per share, at a conversion rate of $1.00 per share.

We believe the offer and sale of the securities described above were exempt from the registration requirements of the Securities Act of 1933, as amended (the “Act”), for the private placement of these securities pursuant to Section 4(2) of the Act and/or Regulation D thereunder because the securities were sold in a transaction not involving a public offering.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6.                      Exhibits

Exhibits required to be attached by Item 601 of Regulation S-K are listed in the Index to Exhibits for this Form 10-Q, and are incorporated herein by this reference.

 Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 13, 2014

Sears Oil & Gas Corporation

By: /s/ Mark A. Scharmann

Mark A. Scharmann, President, Chief Executive Officer,

Principal Financial and Accounting Officer

Exhibit No.	Description

31.1	Certification of the Principal Executive and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Principal Executive and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101. INS

XBRL Instance Document†

101. PRE

XBRL Taxonomy Extension Presentation Linkbase†

101. LAB

XBRL Taxonomy Extension Label Linkbase†

101. DEF

XBRL Taxonomy Extension Label Linkbase†

101. CAL

XBRL Taxonomy Extension Label Linkbase†

101. SCH

XBRL Taxonomy Extension Schema†

*

Incorporated by reference from previous filings of the Company.

†

Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed “furnished” and not “filed” or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, or deemed “furnished” and not “filed” for purposes of Section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.