Form 10-Q
period 2014-06-30
Sears Oil & Gas
filed 2014-08-14
CIK 1434737

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

(Mark One)

[X] Quarterly  report  pursuant  to  Section  13  or  15(d)  of  the  Securities  Exchange  Act  of  1934  for  the quarterly period ended June 30, 2014.

[  ] Transition  report  pursuant  to  Section  13  or  15(d)  of  the  Securities  Exchange  Act  of  1934  for  the transition period from

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [  ] No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [ ]	Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell Company (as defined in Rule 12b-2 of the Exchange Act).Yes [X]

No  [  ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. The number of shares outstanding of the issuer’s common stock, $0.001 par value (the only class of voting stock), was 181,005 on August 6, 2014.

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

ITEM 1. -- FINANCIAL STATEMENTS

As used herein, the terms “Sears Oil and Gas”, “we,” “our,” and “us” refer to Sears Oil and Gas Corporation, a Nevada corporation, unless otherwise indicated. The unaudited condensed financial statements of registrant for the six months ended June 30, 2014 and 2013 follow. The condensed financial statements reflect all adjustments that are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.  All such adjustments are of a normal and recurring nature.

0

 SEARS OIL AND GAS CORPORATION

(A development stage company)

SEARS OIL AND GAS CORPORATION
(A Development Stage Company)
Balance Sheets

ASSETS

	June 30,	December 31,
	2014	2013
	(Unaudited)

CURRENT ASSETS

Cash and cash equivalents	$ 354	$ 18

TOTAL ASSETS	$ 354	$ 18

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable	$ 6,012	$ 8,818
Accrued interest	27,623	17,583
Advances from related party	-	39,705
Notes payable - related parties	70,500	15,000

Total Current Liabilities	104,135	81,106

TOTAL LIABILITIES	104,135	81,106

STOCKHOLDERS' EQUITY (DEFICIT)

Common stock, $0.001 par value; 100,000,000 shares
authorized, 181,005 shares issued and outstanding	181	181
Additional paid-in capital	101,819	101,819
Deficit accumulated during the development stage	(205,781)	(183,088)

Total Stockholders' Equity (Deficit)	(103,781)	(81,088)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$ 354	$ 18

The accompanying notes are an integral part of these financial statements.

SEARS OIL AND GAS CORPORATION
(A Development Stage Company)
Statements of Operations
(Unaudited)

					From Inception
					on October 18,
	For the Three Months Ended		For the Six Months Ended		2005 Through
	June 30,		June 30,		June 30,
	2014	2013	2014	2013	2014

NET REVENUES	$ -	$ -	$ -	$ -	$ -

OPERATING EXPENSES

Selling, general and administrative	6,207	10,059	13,434	21,495	178,939
Interest expense	3,831	1,548	9,259	3,067	26,842

Total Operating Expenses	10,038	11,607	22,693	24,562	205,781

NET LOSS BEFORE INCOME TAXES	(10,038)	(11,607)	(22,693)	(24,562)	(205,781)

PROVISION FOR INCOME TAXES	-	-	-	-	-

NET LOSS	$ (10,038)	$ (11,607)	$ (22,693)	$ (24,562)	$ (205,781)

BASIC NET LOSS PER SHARE	$ (0.06)	$ (0.06)	$ (0.13)	$ (0.14)

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING	181,005	181,005	181,005	181,005

The accompanying notes are an integral part of these financial statements.

SEARS OIL AND GAS CORPORATION
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

			From Inception
			on October 18,
	For the Six Months Ended		2005 Through
	June 30,		June 30,
	2014	2013	2014

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$ (22,693)	$ (24,562)	$ (205,781)
Adjustments to reconcile net loss to net cash
used by operating activities:
Common stock issued for services rendered	-	-	52,000
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	7,234	13,629	33,635

Net Cash Used by Operating Activities	(15,459)	(10,933)	(120,146)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from issuance of common stock	-	-	50,000
Proceeds from notes payable - related parties	55,500	-	70,500
Advances from related party	795	4,550	44,835
Payments on advances from related party	(40,500)	(3,585)	(44,835)

Net Cash Provided by Financing Activities	15,795	965	120,500

INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS	336	(9,968)	354

CASH AND CASH EQUIVALENTS AT
BEGINNING OF PERIOD	18	9,995	-

CASH AND CASH EQUIVALENTS AT
END OF PERIOD	$ 354	$ 27	$ 354

SUPPLEMENTAL DISCLOSURES:

Cash paid for interest	$ -	$ -	$ -
Cash paid for income taxes	$ -	$ -	$ -

The accompanying notes are an integral part of these financial statements.

SEARS OIL & GAS, INC.

(A Development Stage Company)

Notes to the Financial Statements

June 30, 2014

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2014 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2013 audited financial statements.  The results of operations for the periods ended June 30, 2014 are not necessarily indicative of the operating results for the full year.

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

June 30, 2014

NOTE 4 – ISSUANCE OF CONVERTIBLE PROMISSORY NOTES

On March 25, 2014, the Company sold a $40,000 convertible promissory note to the sole officer and director of the Company and a $15,000 convertible promissory note to another affiliated shareholder (the “Convertible Notes”). The Convertible Notes have a term of one year and accrue interest at the rate of 12% per annum. The holders of the Convertible Notes, may at their option, convert all or any portion of the outstanding principal balance of, and all accrued interest on the Convertible Notes into shares of the Company’s common stock, par value $0.001 per share, at a conversion rate of $1.00 per share.  Proceeds from the $55,000 were partially used to pay $38,410 of advances from related party.  During the three months ended June 30, 2014, the Company also received a loan in the amount of $500 from the sole officer and director of the Company.  The loan accrues interest at the rate of 12% per annum and is not convertible into common stock of the Company.

The Company believes the offer and sale of the securities described above were exempt from the registration requirements of the Securities Act of 1933, as amended (the “Act”), for the private placement of these securities pursuant to Section 4(2) of the Act and/or Regulation D thereunder because the securities were sold in a transaction not involving a public offering.

NOTE 5 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events for the period of June 30, 2014 through the date the financial statements were issued, and concluded there were no other events or transactions occurring during this period that required recognition or disclosure in its financial statements.

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

Overview

We wereincorporated on October 18, 2005, in the state of Nevada for the purpose of exploiting the opportunities that exist in the oil and gas sector.We have never declared bankruptcy, never been in receivership, and never been involved in any legal action or proceedings. Since our organization we have not made any significant purchase or sale of assets, nor have we been involved in any mergers, acquisitions or consolidations.  We have no subsidiaries and ourfiscal year end is December 31st.  We have not had revenues from operations since our inception.

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

During the six month period ending June 30, 2014 we had only minimal expenses, which mainly consisted of filing fees and expenses associated with our ongoing public reporting expenses, legal fees and minimal fees associated with searching out potential merger or acquisition targets.

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

Results of Operation

Three and six months ended June 30, 2014 compared to the three and six months ended June 30, 2013

For both the three and six months ended June 30, 2014 and 2013, the Company had no revenue.  For the three months ended June 30, 2014, the Company incurred $6,207 of selling, general and administrative expenses compared to $10,059 for the three months ended June 30, 2013.  For the six months ended June 30, 2014, the Company incurred $13,434 of selling, general and administrative expenses compared to $21,495 for the six months ended June 30, 2013.  The Company did not anticipate a large change in selling, general and administrative expenses.  For the three months ended June 30, 2014, the Company incurred $3,831 of interest expense on notes payable compared to $1,548 for the three months ended June 30, 2013.  For the six months ended June 30, 2014, the Company incurred $9,259 of interest expense on notes payable compared to $3,067 for the six months ended June 30, 2013.  The increase in interest expense is due to promissory notes issued during the six months ended June 30, 2014 in the amount of $55,500.

As a result of the foregoing the Company incurred a loss of $22,693 for the six months ended June 30, 2014 compared to a loss of $24,562 for the six months ended June 30, 2013.

Liquidity

As of June 30, 2014, the Company had $354 of cash and negative working capital of $103,781.  This compares with cash of $18 and negative working capital of $81,088 as of December 31, 2013.

For the six months ended June 30, 2014, the Company used $15,459 in operations consisting of the loss of $22,693 which was offset by changes in accounts payable and accrued expenses of $7,234.  This compares with $10,933 used in operations for the six months ended June 30, 2013 consisting of the loss of $24,562 which was offset by changes in accounts payable and accrued expenses of $13,629.

There were no investing activities during either the six months ended June 30, 2014 or 2013.

For the six months ended June 30, 2014, financing activities provided a net amount of $15,795 to the Company which consisted of proceeds from notes payable in the amount of $55,500, advances from a related party in the amount of $795 and payments on these advances in the amount of $40,500.  During the six months ended June 30, 2013, financing activities provided a net amount of $965 to the Company which consisted of $4,550 in advances from a related party and payments on these advances in the amount of $3,585.

As a result of the foregoing, there was a net increase in cash of $336 for the six months ended June 30, 2014 from the cash on hand as of December 31, 2013.

From the date of inception (October 18th, 2005) to June 30, 2014 the Company has recorded a net loss of $205,781 most of which were expenses relating to the initial development of the Company, filing its Registration Statement on Form S-1, and expenses relating to maintaining reporting company status with the SEC.  In order to survive as a going concern, the Company will require additional capital investments or borrowed funds to meet cash flow projections and carry forward our business objectives. There can be no guarantee or assurance that we can raise adequate capital from outside sources to fund the proposed business. Failure to secure additional financing would result in business failure and a complete loss of any investment made into the Company.

Our ability to continue as a going concern in the next 12 months depends on our ability to obtain sources of capital to fund our continuing operations and to seek out potential merger and acquisition partners. As of June 30, 2014, our remaining cash balance is not sufficient to cover our current liabilities, obligations and working capital needs for the balance of 2014. We will need to raise additional capital through an interim financing, to meet our general cash flow requirements until such time as we are able to complete the acquisition of an operating company.  There are no assurances, however, that we will be able raise the necessary additional capital, in which event we may be required to consider a premature reverse merger or business combination upon terms which may not be as favorable to our stockholders as a transaction in the future.

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

 Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On March 25, 2014, we sold an aggregate of $55,000 in convertible promissory notes to Mark A. Scharmann SEP IRA and Garrison Capital, LLC (the “Convertible Notes”).  The Convertible Notes have a term of one year and accrued interest at the rate of 12% per annum. The holders of the Convertible Notes, may at their option, convert all or any portion of the outstanding principal balance of, and all accrued interest on the Convertible Notes into shares of the Company’s common stock, par value $0.001 per share, at a conversion rate of $1.00 per share.  During the three months ended June 30, 2014, the Company also received a loan in the amount of $500 from the sole officer and director of the Company.  The loan accrues interest at the rate of 12% per annum and is not convertible into common stock of the Company.

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

Date: August 13, 2014

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