Form 10-Q
period 2014-09-30
Sears Oil & Gas
filed 2014-11-14
CIK 1434737

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

(Mark One)

[X] Quarterly  report  pursuant  to  Section  13  or  15(d)  of  the  Securities  Exchange  Act  of  1934  for  the quarterly period ended September 30, 2014.

[  ]Transition  report  pursuant  to  Section  13  or  15(d)  of  the  Securities  Exchange  Act  of  1934  for  the transition period from

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. The number of shares outstanding of the issuer’s common stock, $0.001 par value (the only class of voting stock), was 181,005 on November 11, 2014.

SEARS OIL & GAS CORPORATION

PART I ? FINANCIAL INFORMATION

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

ITEM 1.-- FINANCIALSTATEMENTS

As used herein, the terms “Sears Oil and Gas”, “we,” “our,” and “us” refer to Sears Oil and Gas Corporation, a Nevada corporation, unless otherwise indicated. The unaudited condensed financial statements of registrant for the nine months ended September 30, 2014 and 2013 follow. The condensed financial statements reflect all adjustments that are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.  All such adjustments are of a normal and recurring nature.

 SEARS OIL AND GAS CORPORATION

(A development stage company)

SEARS OIL AND GAS CORPORATION
(A Development Stage Company)
Balance Sheets

ASSETS

	September 30,	December 31,
	2014	2013
	(Unaudited)

CURRENT ASSETS

Cash and cash equivalents	$ 3,454	$ 18

TOTAL ASSETS	$ 3,454	$ 18

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable	$ 4,630	$ 8,818
Accrued interest	31,671	17,583
Advances from related party	-	39,705
Loans payable - related parties	15,104	-
Notes payable - related parties	70,000	15,000

Total Current Liabilities	121,405	81,106

TOTAL LIABILITIES	121,405	81,106

STOCKHOLDERS' EQUITY (DEFICIT)

Common stock, $0.001 par value; 100,000,000 shares
authorized, 181,005 shares issued and outstanding	181	181
Additional paid-in capital	101,819	101,819
Deficit accumulated during the development stage	(219,951)	(183,088)

Total Stockholders' Equity (Deficit)	(117,951)	(81,088)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$ 3,454	$ 18

The accompanying notes are an integral part of these financial statements.

SEARS OIL AND GAS CORPORATION
(A Development Stage Company)
Statements of Operations
(Unaudited)

					From Inception
					on October 18,
	For the Three Months Ended		For the Nine Months Ended		2005 Through
	September 30,		September 30,		September 30,
	2014	2013	2014	2013	2014

NET REVENUES	$ -	$ -	$ -	$ -	$ -

OPERATING EXPENSES

Selling, general and administrative	10,121	2,860	23,555	24,355	189,060
Interest expense	4,049	1,549	13,308	4,616	30,891

Total Operating Expenses	14,170	4,409	36,863	28,971	219,951

NET LOSS BEFORE INCOME TAXES	(14,170)	(4,409)	(36,863)	(28,971)	(219,951)

PROVISION FOR INCOME TAXES	-	-	-	-	-

NET LOSS	$ (14,170)	$ (4,409)	$ (36,863)	$ (28,971)	$ (219,951)

BASIC NET LOSS PER SHARE	$ (0.08)	$ (0.02)	$ (0.20)	$ (0.16)

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING	181,005	181,005	181,005	181,005

The accompanying notes are an integral part of these financial statements.

SEARS OIL AND GAS CORPORATION
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

			From Inception
			on October 18,
	For the Nine Months Ended		2005 Through
	September 30,		September 30,
	2014	2013	2014

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$ (36,863)	$ (28,971)	$ (219,951)
Adjustments to reconcile net loss to net cash
used by operating activities:
Common stock issued for services rendered	-	-	52,000
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	9,900	15,309	36,301

Net Cash Used by Operating Activities	(26,963)	(13,662)	(131,650)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from issuance of common stock	-	-	50,000
Proceeds from notes payable - related parties	55,000	-	70,000
Proceeds from loans payable - related parties	15,104	-	15,104
Advances from related party	795	8,050	44,835
Payments on advances from related party	(40,500)	(4,335)	(44,835)

Net Cash Provided by Financing Activities	30,399	3,715	135,104

INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS	3,436	(9,947)	3,454

CASH AND CASH EQUIVALENTS AT
BEGINNING OF PERIOD	18	9,995	-

CASH AND CASH EQUIVALENTS AT
END OF PERIOD	$ 3,454	$ 48	$ 3,454

SUPPLEMENTAL DISCLOSURES:

Cash paid for interest	$ -	$ -	$ -
Cash paid for income taxes	$ -	$ -	$ -

The accompanying notes are an integral part of these financial statements.

SEARS OIL & GAS, INC.

(A Development Stage Company)

Notes to the Financial Statements

September 30, 2014

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2014 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2013 audited financial statements.  The results of operations for the periods ended September 30, 2014 are not necessarily indicative of the operating results for the full year.

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

NOTE 4 – LOANS PAYABLE – RELATED PARTIES

During the nine months ended September 30, 2014, the Company received loans in the amount of $15,104 from related parties of the Company.  These loans accrue interest at the rate of 12% per annum and are not convertible into common stock of the Company.

NOTE 5 – ISSUANCE OF CONVERTIBLE PROMISSORY NOTES

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

September 30, 2014

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

NOTE 6 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events for the period of September 30, 2014 through the date the financial statements were issued, and concluded there were no other events or transactions occurring during this period that required recognition or disclosure in its financial statements.

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

Overview

We were incorporated on October 18, 2005, in the state of Nevada for the purpose of exploiting the opportunities that exist in the oil and gas sector.  We have never declared bankruptcy, never been in receivership, and never been involved in any legal action or proceedings. Since our organization we have not made any significant purchase or sale of assets, nor have we been involved in any mergers, acquisitions or consolidations.  We have no subsidiaries and our fiscal year end is December 31st.  We have not had revenues from operations since our inception.

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

During the nine month period ending September 30, 2014 we had only minimal expenses, which mainly consisted of filing fees and expenses associated with our ongoing public reporting expenses, legal fees and minimal fees associated with searching out potential merger or acquisition targets.

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

Results of Operation

Three and nine months ended September30, 2014 compared to the three and nine months ended September 30, 2013

For both the three and nine months ended September 30, 2014 and 2013, the Company had no revenue.  For the three months ended September 30, 2014, the Company incurred $10,121 of selling, general and administrative expenses compared to $2,860 for the three months ended June 30, 2013.  For the nine months ended September 30, 2014, the Company incurred $23,555 of selling, general and administrative expenses compared to $24,355 for the nine months ended September 30, 2013.  The Company did not anticipate a large change in selling, general and administrative expenses.  For the three months ended September 30, 2014, the Company incurred $4,049 of interest expense on notes payable compared to $1,549 for the three months ended September 30, 2013.  For the nine months ended September 30, 2014, the Company incurred $13,308 of interest expense on notes payable compared to $4,616 for the nine months ended September 30, 2013.  The increase in interest expense is due to promissory notes issued during the nine months ended September 30, 2014 in the amount of $70,104.

As a result of the foregoing the Company incurred a loss of $36,863 for the nine months ended September 30, 2014 compared to a loss of $28,971 for the nine months ended September 30, 2013.

Liquidity

As of September 30, 2014, the Company had $3,454 of cash and negative working capital of $117,951.  This compares with cash of $18 and negative working capital of $81,088 as of December 31, 2013.

For the nine months ended September 30, 2014, the Company used $26,963 in operations consisting of the loss of $36,863 which was offset by changes in accounts payable and accrued expenses of $9,900.  This compares with $13,662 used in operations for the nine months ended September 30, 2013 consisting of the loss of $28,971 which was offset by changes in accounts payable and accrued expenses of $15,309.

There were no investing activities during either the nine months ended September 30, 2014 or 2013.

For the nine months ended September 30, 2014, financing activities provided a net amount of $30,399 to the Company which consisted of proceeds from notes payable in the amount of $55,000, loans payable in the amount of $15,104, advances from a related party in the amount of $795 and payments on these advances in the amount of $40,500.  During the nine months ended September 30, 2013, financing activities provided a net amount of $3,715 to the Company which consisted of $8,050 in advances from a related party and payments on these advances in the amount of $4,335.

As a result of the foregoing, there was a net increase in cash of $3,436 for the nine months ended September 30, 2014 from the cash on hand as of December 31, 2013.

From the date of inception (October 18th, 2005) to September 30, 2014 the Company has recorded a net loss of $219,951 most of which were expenses relating to the initial development of the Company, filing its Registration Statement on Form S-1, and expenses relating to maintaining reporting company status with the SEC.  In order to survive as a going concern, the Company will require additional capital investments or borrowed funds to meet cash flow projections and carry forward our business objectives. There can be no guarantee or assurance that we can raise adequate capital from outside sources to fund the proposed business. Failure to secure additional financing would result in business failure and a complete loss of any investment made into the Company.

Our ability to continue as a going concern in the next 12 months depends on our ability to obtain sources of capital to fund our continuing operations and to seek out potential merger and acquisition partners. As of September 30, 2014, our remaining cash balance is not sufficient to cover our current liabilities, obligations and working capital needs for the balance of 2014. We will need to raise additional capital through an interim financing, to meet our general cash flow requirements until such time as we are able to complete the acquisition of an operating company.  There are no assurances, however, that we will be able raise the necessary additional capital, in which event we may be required to consider a premature reverse merger or business combination upon terms which may not be as favorable to our stockholders as a transaction in the future.

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

Date: November 13, 2014                                                                                     Sears Oil & Gas Corporation

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