Form 10-K
period 2014-12-31
Sears Oil & Gas
filed 2015-04-13
CIK 1434737

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

________________

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2014

Commission File Number:  333-151300

_______________________________

SEARS OIL AND GAS CORPORATION

(Exact name of registrant as specified in its charter)

NEVADA	20-3455830
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1661 Lakeview Circle

Ogden, Utah 84403

(Address of principal executive offices, including zip code)

(801) 399-3632

(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in 405 of the Securities Act.    Yes [  ]    No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.

Yes [  ]    No [X]

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                                                                           Yes [X]         No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [ ] (Do not check if smaller reporting company)	Smaller Reporting Company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes [X]         No [  ]

As of June 30, 2014, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the outstanding shares of the registrant's common stock held by non-affiliates was $81,059, based upon a closing price of $1.40 per common share.

As of March 17, 2015, the Registrant had outstanding 181,005shares of Common Stock with a par value of $0.001 per share.

DOCUMENTS INCORPORATED BY REFERENCE

     List hereunder the following documents if incorporated by reference and the part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated:  (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933.  The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 31, 2014).

None.

INDEX

SEARS OIL AND GAS CORPORATION

PART I.

Cautionary Note

This Annual Report on Form 10-K contains forward-looking statements which are subject to a number of risks and uncertainties. All statements that are not historical facts are forward-looking statements, including statements about our business strategy, the effect of Generally Accepted Accounting Principles ("GAAP") pronouncements, uncertainty regarding our future operating results and our profitability, anticipated sources of funds and all plans, objectives, expectations and intentions and the statements regarding future potential revenue, gross margins and our prospects for fiscal 2015. These statements appear in a number of places and can be identified by the use of forward-looking terminology such as "may," "will," "should," "expect," "plan," "anticipate," "believe," "estimate," "predict," "future," "intend," or "certain" or the negative of these terms or other variations or comparable terminology, or by discussions of strategy.

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

Investors and security holders may obtain a free copy of the Annual Report on Form 10-K and other documents filed by SRSG with the Securities and Exchange Commission ("SEC") at the SEC's website at http://www.sec.gov. Free copies of the Annual Report on Form 10-K and other documents filed by SRSG with the SEC may also be obtained from SRSG by directing a request to Sears Oil and Gas Corporation, Inc., Attention: Mark A. Scharmann, 1661 Lakeview Circle, Ogden, Utah 84403.

ITEM 1	BUSINESS.

General

Sears Oil and Gas Corporation (“SRSG”), a Nevada corporation, was incorporated on October 18, 2005. At the time SRSG was organized its principal business objective was to take advantage of the many and varied opportunities presented within the oil and gas industry.  SRSG intended to exploit multiple revenue streams throughout the natural resources industry, including oil, gas and mining areas. However, after various failed efforts, the principals sold controlling interest in the Company. The Company now seeks another company with which to merge or acquire for stock.  SRSG has never declared bankruptcy, it has never been in receivership, and it has never been involved in any legal action or proceedings. Since incorporation, SRSG has not made any significant purchase or sale of assets, nor has it been involved in any mergers, acquisitions or consolidations.  SRSG has no subsidiaries.  Our fiscal year end is December 31st.

Description of Business

The Company intends to continue to seek, investigate and, if warranted, acquire an interest in a business opportunity. Management has not established any firm criteria with respect to the type of business with which the Company desires to become involved and will consider participating in a business enterprise in a variety of different industries or areas with no limitation as to the geographical location of the enterprise.  The Company’s management will have unrestricted discretion in reviewing, analyzing, and ultimately selecting a business enterprise for acquisition or participation by the Company.  It is anticipated that any enterprise ultimately selected will be selected by management based on its analysis and evaluation of the business and financial condition of the enterprise, as well as its business plan, potential for growth, and other factors, none of which can be anticipated to be controlling.  If the Company is able to locate a suitable business enterprise, the decision to acquire or participate in the enterprise may be made by the Company’s board of directors without stockholder approval.  Approval may also be obtained pursuant to the consent of a majority of the Company’s stockholders and, since the principal stockholders of the Company own approximately 68% of the Company’s outstanding shares, they would be able to approve any transaction with the affirmative vote of a limited number of additional shares.  Further, it is anticipated that the acquisition of or participation in an enterprise may involve the issuance by the Company of a controlling interest in the Company, which would dilute the respective equity interests of the Company’s stockholders and may also result in a reduction of the Company’s net tangible asset value per share.

The activities of the Company will continue to be subject to several significant risks which arise primarily as a result of the fact that the Company has no specific business and may acquire or participate in a business opportunity based on the decision of management which will, in all probability, act without the consent, vote, or approval of the Company’s stockholders.  The risks faced by the Company are further increased as a result of its limited resources and its inability to provide a prospective business opportunity with additional capital.  (See “Item 1A.Risk Factors.”)

Although management believes that it is in the best interest of the Company to acquire or participate in a business enterprise, there is no assurance that the Company will be able to locate a business enterprise which management believes is suitable for acquisition or participation by the Company or that if an enterprise is located, it can be acquired on terms acceptable to the Company.  Similarly, there can be no assurance that if any business opportunity is acquired, it will perform in accordance with management’s expectations or result in any profit to the Company or appreciation in the market price for the Company’s shares.

If business opportunities become available, the selection of an opportunity in which to participate will be complex and extremely risky and may be made on management’s analysis of the quality of the other company’s management and personnel, the anticipated acceptability of new products or marketing concepts, the merit of technological changes, and numerous other factors which are difficult, if not impossible to analyze through the application of any objective criteria.  There is no assurance that the Company will be able to identify and acquire any business opportunity which will ultimately prove to be beneficial to the Company and its stockholders.

It is anticipated that business opportunities may be introduced to the Company from a variety of sources, including its sole officer and director, and his business and social contacts, professional advisors such as attorneys and accountants, securities broker-dealers, venture capitalists, members of the franchise community, and others who may present unsolicited proposals.

The Company will not restrict its search to any particular business, industry, or geographical location.  The Company may enter into a business or opportunity involving a “start-up” or new company or an established business.  It is impossible to predict the status of any business in which the Company may become engaged.

The period within which the Company may participate in a business opportunity cannot be predicted and will depend on circumstances beyond the Company’s control, including the availability of business opportunities, the time required for the Company to complete its investigation and analysis of prospective business opportunities, the time required to prepare the appropriate documents and agreements providing for the Company’s participation, and other circumstances.

It is impossible to predict the manner in which the Company may participate in a business opportunity.  Specific business opportunities will be reviewed and, on the basis of that review, the legal structure or method deemed by management to be most suitable will be selected.  The structure may include, but is not limited to, mergers, reorganizations, leases, purchase and sale agreements, licenses, joint ventures, and other contractual arrangements.  The Company may act directly or indirectly through an interest in a partnership, corporation, or other form of organization.  Implementing the structure may require the merger, consolidation, or reorganization of the Company with other corporations or forms of business organization, and there is no assurance that the Company would be the surviving entity.  In addition, the current stockholders of the Company may not have control of a majority of the voting shares of the Company following a reorganization transaction.  As part of the transaction, all or a majority of the Company’s directors may resign and new directors may be appointed without any vote by the stockholders.

The Company will most likely acquire a business opportunity by issuing shares of the Company’s common stock to the owners of the business opportunity.  Although the terms of the transaction cannot be predicted, in many instances the business opportunity entity will require that the transaction by which the Company acquires its participation be “tax-free” under Sections 351 or 368 of the Internal Revenue Code of 1986 (the “Code”).  It is anticipated that any business opportunity acquisition will result in substantial additional dilution to the equity of those who were stockholders of the Company prior to the acquisition.

Notwithstanding the fact that the Company is technically the acquiring entity in the foregoing circumstances, generally accepted accounting principles will ordinarily require that the transaction be accounted for as if the Company had been acquired by the other entity owning the business venture or opportunity and, therefore, will not permit a write up in the carrying value of the assets of the other company.

It is anticipated that securities issued in a transaction of this type would be issued in reliance on exemptions from registration under applicable federal and state securities laws.  In some circumstances, however, as a negotiated element of the transaction, the Company may agree to register such securities either at the time the transaction is consummated or under certain conditions or at specified times thereafter.  The issuance of a substantial number of additional securities and their potential sale into any trading market which may develop in the Company’s common stock may have a depressive effect on the market price for the Company’s common stock.

The Company will participate in a business opportunity only after the negotiation and execution of a written agreement. Although the terms of the agreement cannot be predicted, generally the agreement would require specific representations and warranties by all of the parties thereto, specify certain events of default, detail the terms of closing and the conditions which must be satisfied by each of the parties thereto prior to the closing, set forth remedies on default, and include miscellaneous other terms.

It is emphasized that management of the Company has broad discretion in determining the manner by which the Company will participate in a prospective business opportunity and may enter into transactions having a potentially adverse impact on the current stockholders in that their percentage ownership in the Company may be reduced without any increase in the value of their investment or that the business opportunity in which the Company acquires an interest may ultimately prove to be unprofitable.  The transaction may be consummated without being submitted to the stockholders of the Company for their consideration.  In some instances, however, the proposed participation in a business opportunity may be submitted to the stockholders for their consideration, either voluntarily by the board of directors to seek the stockholders’ advice or consent or because of a requirement to do so by state law.

The investigation of specific business opportunities and the negotiation, drafting, and execution of relevant agreements, disclosure documents, and other instruments may require substantial management time and attention and substantial costs for accountants, attorneys, and others.  If a decision is made not to participate in a specific business opportunity, the costs previously incurred in the related investigation would not be recoverable.  Furthermore, even if an agreement is reached for the participation in a specific business opportunity, the failure to consummate that transaction may result in the loss to the Company of the related costs incurred.

The Company’s operations following its acquisition of an interest in a business opportunity will be dependent on the nature of the opportunity and interest acquired.  The specific risks of a given business opportunity cannot be predicted at the present time.

The Company is not registered and does not propose to register as an “investment company” under the Investment Company Act of 1940 (the “Investment Act”).  The Company intends to conduct its activities so as to avoid being classified as an “investment company” under the Investment Act and, therefore to avoid application of the registration and other provisions of the Investment Company Act and the related regulations.

Regulation

It is impossible to predict what government regulationthe Company may be subject to until it has acquired an interest in a business opportunity.  The use of assets and/or conduct of businesses which the Company may acquire could subject it to environmental, public health and safety, land use, trade, or other governmental regulations and state or local taxation. In selecting a business opportunity to acquire, management will endeavor to ascertain, to the extent of the limited resources of the Company, the effects of government regulation on the prospective business ofthe Company.  In certain circumstances, however, such as the acquisition of an interest in a new or start-up business activity, it may not be possible to predict with any degree of accuracy the impact of government regulation.

Competition

The Company encounters substantial competition in its efforts to locate a business opportunity.  The primary competition for desirable investments comes from investment bankers, business development companies, venture capital partnerships and corporations, venture capital affiliates of large industrial and financial companies, small business investment companies, other shell companies, and wealthy individuals.  Most of these entities have significantly greater experience, resources, and managerial capabilities than the Company and are in a better position than the Company to obtain access to attractive business opportunities.

Facilities

The Company’s offices are located at 1661 Lakeview Circle, Ogden ,UT 84403. Such space is provided to the Company without charge.

Employees

The Company has no employees and its business and affairs are handled by its president who provides services to the Company on an as needed basis, without compensation.  Management of the Company may engage consultants, attorneys, and accountants on an as needed basis, and does not anticipate a need to engage any full-time employees so long as it is seeking and evaluating business opportunities.

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

As of December 31, 2014 the Company had approximately $376 cash available.

We lack an operating history and have losses which we expect to continue into the future. As a result, we may have to suspend or cease activities, which would result in a complete loss of any investment made into the Company.

We were incorporated on October 18, 2005 and we have not started any business activities or realized any revenues. We have no operating history upon which an evaluation of our future success or failure can be made. As of December 31, 2014 our net loss since inception was $236,870.  Based upon current plans, we expect to incur operating losses in future periods.

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

We are required to comply with the provisions of Section 404 of the Sarbanes-Oxley Act of 2002, which require us to maintain an ongoing evaluation and integration of the internal controls of our business. We were required to document and test our internal controls and certify that we are responsible for maintaining an adequate system of internal control procedures for the year ended December 31, 2014.

 We evaluated our existing controls for the year ended December 31, 2014. Our Chief Executive Officer and Chief Financial Officer identified material weaknesses in our internal control over financial reporting and determined that we did not maintain effective internal control over financial reporting as of December 31, 2014. The identified material weaknesses did not result in material audit adjustments to our 2014 financial statements; however, uncured material weaknesses could negatively impact our financial statements for subsequent years.

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

We do not own any property. The principal offices are located at 1661 Lakeview Circle, Ogden, Utah 84403

ITEM 3	LEGAL PROCEEDINGS.

Sears Oil and Gas is not currently a party to any legal proceedings.

ITEM 4	MINE SAFETY DISCLOSURES.

 None.

PART II

ITEM 5	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

The Company’s common stock is included on the OTCQB Exchange under the symbol “SRSG.”  On March19, 2015, the published closing bid was $1.75 for the Company’s common stock on the OTCQB exchange.

At December 31, 2014, there were approximately 33 holders of record of the Company’s common stock, as reported by the Company’s transfer agent.  In computing the number of holders of record, each broker-dealer and clearing corporation holding shares on behalf of its customers is counted as a single stockholder.

The Following represents trading ranges per quarter.

Quarter Ending

3/31/2014

High   $2.50  Low $0.50

Quarter Ending

6/30/2014

High   $2.40 Low $1.30

Quarter Ending

9/30/2014

High   $3.32 Low $1.40

Quarter Ending

12/31/2014

High   $1.60 Low $1.60

No dividends have ever been paid on the Company’s securities, and the Company has no current plans to pay dividends in the foreseeable future.

Equity Compensation Plans

We do not have in effect any compensation plans under which our equity securities are authorized for issuance and we do not have any outstanding stock options.

Transfer Agent

Presidents Stock Transfer, Suite 215-515 West Pender Street, Vancouver, B.C., V6B 6H5, Canada, serves as the transfer agent and registrar for our common stock.

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

We have not adopted a stock repurchase plan and we did not purchase any shares of our equity securities during the 2014 fiscal year.

ITEM 6	SELECTED FINANCIAL DATA.

Not Applicable.  The Company is a “smaller reporting company.”

ITEM 7	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion is intended to assist in the understanding and assessment of significant changes and trends related to the results of operations and financial condition of Sears Oil and Gas Corporation for the years ended December 31, 2014 and 2013.

The Company is a shell company that conducts no active business operations and is seeking business opportunities for acquisition or participation by the Company.

The Report of Independent Registered Public Accounting Firm on the Company’s 2014 audited financial statements addresses an uncertainty about the Company’s ability to continue as a going concern, indicating that the Company has incurred losses since its inception and has no on-going operations.  The report further indicates that these factors raise substantial doubt about the Company’s ability to continue as a going concern.  At December 31, 2014, the Company had a working capital deficit of $134,870 and a stockholders’ deficit of $134,870.  The Company incurred net losses of $53,782 and $33,834 for its fiscal years ended December 31, 2014 and 2013, respectively.  The Company has not entered into any agreements or arrangements for the provision of additional debt or equity financing and there can be no assurance that it will be able to obtain the additional debt or equity capital required to continue its operations.

Critical Accounting Policies

The preparation of our financial statements and notes thereto requires management to make estimates and assumptions that affect the amounts and disclosures reported within those financial statements. On an ongoing basis, management evaluates its estimates, including those related to revenue recognition, contingencies, litigation and income taxes. Management bases its estimates and judgments on historical experiences and on various other factors believed to be reasonable under the circumstances. Actual results under circumstances and conditions different than those assumed could result in differences from the estimated amounts in the financial statements. There have been no material changes to these policies during fiscal 2014 and 2013.  As of December 31, 2014 the Company has not identified any critical estimates that are used in the preparation of the financial statements.

Liquidity and Capital Resources. As of December 31, 2014 we had cash of $376 and a negative working capital of $134,870.  This compares with cash of $18 and negative working capital of $81,088 as of December 31, 2013.

Net cash used by operating activities totaled $37,378 for the year-ended December 31, 2014 consisting of a loss from operations of $53,782 and a change in accounts payable and accrued expenses of $16,404. This compares with net cash used in operating activities of $19,892 for the year-ended December 31, 2013 consisting of a loss from operations of $33,834 which was offset by a change in accounts payable and accrued expenses of $13,942.

There were no investing activities in either the year-ended December 31, 2014 or 2013.

Net cash provided by financing activities totaled $37,736 for the year-ended December 31, 2014 consisting of loans and advances from related parties $77,441 which were offset by payments made against those advances of $39,705.  This compares with net cash provided by financing activities of $9,915 for the year-ended December 31, 2013 consisting of advances from the former President of the Company with offsetting payments of $14,250 against those advances.

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

Results of Operations . We did not have revenue for either the year-ended December 31, 2014 or 2013.For the year-ended December 31, 2014, we incurred $36,179 of administrative expenses compared to $27,670 for the year-ended December 31, 2013.For the year-ended December 31, 2014 we incurred $17,603 of interest expense on a note payable.This compares with $6,164 of interest expense for the year-ended December 31, 2013.

As a result of the foregoing, we incurred a loss of $53,782 for the year-ended December 31, 2014 compared to a loss of $33,834 for the year-ended December 31, 2013.Since incorporationwe have incurred a loss of $236,870.

Off-Balance Sheet Arrangements. None

Contractual Obligations.  None

Recent Accounting Pronouncements

Except as otherwise disclosed herein, the Company has not adopted any new accounting policies that would have a material impact on the Company’s financial condition, changes in financial condition or results of operations.

On June 10, 2014, the Financial Accounting Standards Board ("FASB") issued update ASU 2014-10, Development Stage Entities (Topic 915).   Amongst other things, the amendments in this update removed the definition of development stage entity from Topic 915, thereby removing the distinction between development stage entities and other reporting entities from US GAAP.  In addition, the amendments eliminate the requirements for development stage entities to (1) present inception-to-date information on the statements of income, cash flows and shareholders’ equity, (2) label the financial statements as those of a development stage entity;  (3) disclose a description of the development stage activities in which the entity is engaged and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage.  The amendments are effective for annual reporting periods beginning after December 31, 2014 and interim reporting periods beginning after December 15, 2015, however entities are permitted to early adopt for any annual or interim reporting period for which the financial statements have yet to be issued.  The Company has elected to early adopt these amendments and accordingly have not labeled the financial statements as those of a development stage entity and have not presented inception-to-date information on the respective financial statements.

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

Evaluation of Disclosure Controls and Procedures

 Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2014, these disclosure controls and procedures were ineffective to ensure that all information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i)

recorded, processed, summarized and reported, within the time periods specified in the Commission’s rule and forms; and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting.  Based on our evaluation, management concluded that our internal control over financial reporting was ineffective for both of our fiscal years ended December 31, 2014 and December 31, 2013,in which there was no material weakness.  A material weakness in internal control over financial reporting is defined by the Public Company Accounting Oversight Board’s Audit Standard No. 5 as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis.  A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of our financial reporting.

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

Changes in Internal Controls

There have been no changes in our internal control over financial reporting that occurred during our fiscal year ended December 31, 2014 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

ITEM 9B	OTHER INFORMATION.

NONE

PART III

ITEM 10	DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Sears Oil and Gas Corporation’s executive officer and director and his respective age as of December 31, 2014 are as follows:

Directors:

Name of Director	Age
Mark A. Scharmann	56

Executive Officers:

Name of Officer	Age	Office
Mark A. Scharmann	56	President, Chief Executive Officer

		Chief Financial Officer, Secretary and Treasurer

The term of office for each director is one year, or until the next annual meeting of the shareholders.

Biographical Information

Set forth below is a brief description of the background and business experience of our executive officer and director for the past five years

Mark A. Scharmann – President and Director –  Mr. Scharmann has been a private investor and business consultant since 1980. Since 2007, Mr. Scharmann has been a managing principal of Sycamore Ventures, LLC (“Sycamore”), Ogden, UT. Sycamore consults both public and privately held companies relating to management, mergers and acquisitions, debt and equity financing, capital market access, and market support. Mr. Scharmann is an officer of Nightingale, Inc., a publicly held acquisition company currently seeking reverse merger acquisitions. He is an officer of Roycemore Corporation, a firm specializing in the development and acquisition of self-storage facilities. He is also an officer of Nevada Land Holding Company, a privately held real estate acquisition company. Mr. Scharmann is a co-founder of www.wffl.com, a youth sports information web site.

Sear Oil and Gas Corporation’s Officer and sole Director has not been involved, during the past five years, in any bankruptcy, conviction or criminal proceedings; has not been subject to any order, judgment, or decree, not subsequently reversed or suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; and has not been found by a court of competent jurisdiction, the Commission or the Commodity Futures trading Commission to have violated a federal or state securities or commodities law.

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

ITEM 11	EXECUTIVE COMPENSATION.

Summary Compensation Table

	Annual Compensation				Long-Term Compensation
Name and Principal Position	Year	Salary ($)	Bonus	Other Annual Compensation ($)	Restricted Stock Awards ($)	Securities Underlying Options (#)	LTIP Payouts ($)	All Other Compensation ($)

G. Reed Petersen	2013	-	-	-	-	-	-	-
Officer and Director	2014	-	-	-	-	-	-	-

Mark A. Scharmann	2014	-	-	-	-	-	-	-
Officer and Director

There has been no cash payment paid to the executive officer for services rendered in all capacities to us for the period ended December 31, 2014. There has been no compensation awarded to, earned by, or paid to the executive officer by any person for services rendered in all capacities to us for the fiscal period ended December 31, 2014.  No compensation is anticipated within the next six months to any officer or director of the Company.

Stock Option Grants

We did not grant any stock options to the executive officer during the most recent fiscal period ended December 31, 2014.  We have also not granted any stock options to the executive officer of the Company.

ITEM 12	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

 The following table provides the names and addresses of each person known to Sears Oil and Gas Corporation to own more than 5% of the outstanding common stock as of December 31, 2014, and by the Officers and Directors, individually and as a group. Except as otherwise indicated, all shares are owned directly.

Title Of Class	Name, Title and Address of Beneficial Owner of Shares	Amount of Beneficial Ownership
			%

Common	Mark A. Scharmann, President and Director 1661 Lakeview Cir, Ogden, UT 84403	61,553	34.01%

Common	Garrison Capital, LLC 8900 East Pinnacle Peak Road, STE E200 Scottsdale, AZ 85255	61,553	34.01%

Common	Max Kern 6018 South LimaWay Englewood, CO 80111	12,500	6.91%

	All Directors and Officers as a group	61,553	34.01%

The percent of class is based on 181,005 shares of common stock issued and outstanding as of December 31, 2014.

ITEM 13	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

During the year ended December 31, 2014, related parties of the company loaned a total of $77,441 to the Company in order to pay for expenses and continue the reporting requirements with the Securities and Exchange Commission.  The Company paid $39,705back to the related parties against these loans.  The balance due to these related parties was$92,441 as of December 31, 2014.  There were no other material transactions between the Company and any Officer, Director or related party.  Other than the foregoing, there has not, since the date of incorporation, had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us.

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

The amounts paid to our independent auditing firm for each of the past two calendar years are as follows:

2014

2013

Auditing

$7,525

$7,642

Tax services

Other servicesi

________         __________

 Total

$7,525

$7,642

PART IV

ITEM 15	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.
(a)	The following documents have been filed as a part of this Annual Report on Form 10-K.

1.	Financial Statements

2.	Financial Statement Schedules.

All schedules are omitted because they are not applicable or not required or because the required information is included in the Financial Statements or the Notes thereto.

3.	Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this Annual Report:

Exhibit Number	SEC Reference Number	Title of Document	Location

3.1	3	Articles of Incorporation	Incorporated by Reference(1)
3.2	3	Bylaws	Incorporated by Reference(1)
31.1	31	Section 302 Certification of Chief Executive and Chief Financial Officer	This Filing
32.1	32	Section 1350 Certification of Chief Executive and Chief Financial Officer	This Filing
101.INS(2)		XBRL Instance Document	This Filing
101.SCH(2)		XBRL Taxonomy Extension Schema	This Filing
101.CAL(2)		XBRL Taxonomy Extension Calculation Linkbase	This Filing
101.DEF(2)		XBRL Taxonomy Extension Definition Linkbase	This Filing
101.LAB(2)		XBRL Taxonomy Extension Label Linkbase	This Filing
101.PRE(2)		XBRL Taxonomy Extension Presentation Linkbase	This Filing

(1)Incorporated by reference to Exhibits 3(i) and 3(ii) of the Company’ 2003 Form 10-KSB report, filed March 30, 2004.

(2)XBRL information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934, and is not subject to liability under those sections, is not part of any registration statement or prospectus to which it relates and is not incorporated or deemed to be incorporated by reference into any registration statement, prospectus or other document.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SEARS OIL AND GAS CORPORATION

By:	/s/ Mark A. Scharmann
Mark A. Scharmann
President
Chief Executive Officer, Director
By: /s/ Mark A. Scharmann
Mark A. Scharmann Chief Financial Officer
Treasurer, Secretary,

Date: April 13, 2015

PRITCHETT, SILER & HARDY, P.C.

CERTIFIED PUBLIC ACCOUNTANTS

A PROFESSIONAL CORPORATION

660 SOUTH 200 EAST, SUITE 300

SALT LAKE CITY, UTAH  84111

 (801) 328-2727     FAX (801) 328-1123

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Sears Oil & Gas, Inc.

Salt Lake City, Utah

We have audited the accompanying balance sheets of Sears Oil & Gas, Inc. as of December 31, 2014 and 2013 and the related statements of operations, stockholders’ deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sears Oil & Gas, Inc. as of December 31, 2014 and 2013 and the results of its operations and cash flows for the years then ended in conformity with generally accepted accounting principles in the United States of America.

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

/s/ Pritchett, Siler & Hardy, P.C.

Pritchett, Siler & Hardy, P.C

Salt Lake City, Utah

April 9, 2015

SEARS OIL AND GAS CORPORATION
Balance Sheets

ASSETS

	December 31,	December 31,
	2014	2013

CURRENT ASSETS

Cash and cash equivalents	$ 376	$ 18

TOTAL ASSETS	$ 376	$ 18

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable	$ 7,050	$ 8,818
Accrued interest - related parties	35,755	17,583
Advances from related party	-	39,705
Loans payable - related parties	22,441	-
Notes payable - related parties	70,000	15,000

Total Current Liabilities	135,246	81,106

TOTAL LIABILITIES	135,246	81,106

STOCKHOLDERS' EQUITY (DEFICIT)

Common stock, $0.001 par value; 100,000,000 shares
authorized, 181,005 shares issued and outstanding	181	181
Additional paid-in capital	101,819	101,819
Accumulated deficit	(236,870)	(183,088)

Total Stockholders' Equity (Deficit)	(134,870)	(81,088)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$ 376	$ 18

The accompanying notes are an integral part of these financial statements.

SEARS OIL AND GAS CORPORATION
Statements of Operations

	For the Years Ended
	December 31,
	2014	2013

NET REVENUES	$ -	$ -

OPERATING EXPENSES

Selling, general and administrative	36,179	27,670
Interest expense	17,603	6,164

Total Operating Expenses	53,782	33,834

NET LOSS BEFORE INCOME TAXES	(53,782)	(33,834)

PROVISION FOR INCOME TAXES	-	-

NET LOSS	$ (53,782)	$ (33,834)

BASIC NET LOSS PER SHARE	$ (0.30)	$ (0.19)

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING	181,005	181,005

The accompanying notes are an integral part of these financial statements.

SEARS OIL AND GAS COMPANY
Statements of Stockholders' Equity (Deficit) From Inception on
For the Period January 1, 2013 through December 31, 2014

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity

Balance, January 1, 2013	181,000	181	101,819	(149,254)	(47,254)

Fractional shares issued in reverse
stock split	5	-	-	-	-

Net loss for the year ended
December 31, 2013	-	-	-	(33,834)	(33,834)

Balance, December 31, 2013	181,005	181	101,819	(183,088)	(81,088)

Net loss for the year ended
December 31, 2014	-	-	-	(53,782)	(53,782)

Balance, December 31, 2014	181,005	$ 181	$ 101,819	$ (236,870)	$ (134,870)

The accompanying notes are an integral part of these financial statements.

SEARS OIL AND GAS CORPORATION
Statements of Cash Flows

	For the Years Ended
	December 31,
	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$ (53,782)	$ (33,834)
Adjustments to reconcile net loss to net cash
used by operating activities:
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	16,404	13,942

Net Cash Used by Operating Activities	(37,378)	(19,892)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from notes payable - related parties	55,000	-
Proceeds from loans payable - related parties	22,441	-
Advances from related party	-	14,250
Payments on advances from related party	(39,705)	(4,335)

Net Cash Provided by Financing Activities	37,736	9,915

INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS	358	(9,977)

CASH AND CASH EQUIVALENTS AT
BEGINNING OF PERIOD	18	9,995

CASH AND CASH EQUIVALENTS AT
END OF PERIOD	$ 376	$ 18

SUPPLEMENTAL DISCLOSURES:

Cash paid for interest	$ -	$ -
Cash paid for income taxes	$ -	$ -

The accompanying notes are an integral part of these financial statements.

SEARS OIL AND GAS CORPORATION

Notes to the Financial Statements

December 31, 2014 and 2013

NOTE 1 - ORGANIZATION AND HISTORY

Sears Oil and Gas Corporation (the Company) was incorporated on October 18, 2005 in the State of Nevada. The Company was formed to use a patented technology to produce crude oil from “tar sands” deposits. The Company will also conduct administrative, correlated transportation and delivery of product, financial management, and the marketing and sales programs of the operation. The Company has not commenced principle operations.

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

 b.  Basic Loss Per Share

	For the Year Ended December 31, 2014
Loss (Numerator)	Shares (Denominator)	Per Share Amount
$ (53,782)	181,005	$ (0.30)
	For the Year Ended December 31, 2013
Loss (Numerator)	Shares (Denominator)	Per Share Amount
$ (33,834)	181,005	$ (0.19)

           The computations of basic loss per share of common stock are based on the weighted average number of shares outstanding at the date of the financial statements. There are no common stock equivalents outstanding.

SEARS OIL AND GAS CORPORATION

Notes to the Financial Statements

December 31, 2014 and 2013

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

At December 31, 2014 the Company had net operating loss carryforwards of approximately $236,870 that may be offset against future taxable income through 2034.  No tax benefits have been reported in the financial statements, because the potential tax benefits of the net operating loss carry forwards are offset by a valuation allowance of the same amount.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations.  Should a change in ownership occur, net operating loss carryforwards may be limited as to use in the future.

Net deferred tax assets consist of the following components as of December 31, 2014 and 2013:

	2014	2013
Deferred tax assets:
NOL Carryover	$ 92,377	$ 71,403
Valuation allowance	(92,377)	(71,403)
Net deferred tax asset	$ -	$ -

The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rates to pretax income from continuing operations for the years ended December 31, 2014 and 2013 due to the following:

	2014	2013
Current Federal Tax (34%)	$ 18,285	$ 11,504
Current State Tax (5%)	2,689	1,691
Change in valuation allowance	(20,974)	(13,195)
	$ -	$ -

SEARS OIL AND GAS CORPORATION

Notes to the Financial Statements

December 31, 2014 and 2013

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (Continued)

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Year ended December 31,
	2014	2013
Beginning balance	$ -	$ -
Additions based on tax positions related to current year	-	-
Additions for tax positions of prior years	-	-
Reductions for tax positions of prior years	-	-
Reductions in benefit due to income tax expense	-	-
Ending balance	$ -	$ -

At December 31, 2014, the Company had no unrecognized tax benefits that, if recognized, would affect the effective tax rate.

The Company did not have any tax positions for which it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease within the next 12 months.

The Company includes interest and penalties arising from the underpayment of income taxes in the consolidated statements of operations in the provision for income taxes.  As of December 31, 2014 and 2013, the Company had no accrued interest or penalties related to uncertain tax positions.

The tax years that remain subject to examination by major taxing jurisdictions are those for the years ended December 31, 2014, 2013 and 2012.

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

SEARS OIL AND GAS CORPORATION

Notes to the Financial Statements

December 31, 2014 and 2013

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (Continued)

 f.    Recently Issued Accounting Pronouncements

On June 10, 2014, the Financial Accounting Standards Board ("FASB") issued update ASU 2014-10, Development Stage Entities (Topic 915).   Amongst other things, the amendments in this update removed the definition of development stage entity from Topic 915, thereby removing the distinction between development stage entities and other reporting entities from US GAAP.  In addition, the amendments eliminate the requirements for development stage entities to (1) present inception-to-date information on the statements of income, cash flows and shareholders’ equity, (2) label the financial statements as those of a development stage entity;  (3) disclose a description of the development stage activities in which the entity is engaged and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage.  The amendments are effective for annual reporting periods beginning after December 31, 2014 and interim reporting periods beginning after December 15, 2015, however entities are permitted to early adopt for any annual or interim reporting period for which the financial statements have yet to be issued.  The Company has elected to early adopt these amendments and accordingly have not labeled the financial statements as those of a development stage entity and have not presented inception-to-date information on the respective financial statements.

In August 2014, FASB issued Accounting Standards Update (ASU) No. 2014-15 Preparation of Financial Statements – Going Concern (Subtopic 205-40), Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.    Under generally accepted accounting principles (GAAP), continuation of a reporting entity as a going concern is presumed as the basis for preparing financial statements unless and until the entity’s liquidation becomes imminent. Preparation of financial statements under this presumption is commonly referred to as the going concern basis of accounting. If and when an entity’s liquidation becomes imminent, financial statements should be prepared under the liquidation basis of accounting in accordance with Subtopic 205-30, Presentation of Financial Statements—Liquidation Basis of Accounting. Even when an entity’s liquidation is not imminent, there may be conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern. In those situations, financial statements should continue to be prepared under the going concern basis of accounting, but the amendments in this Update should be followed to determine whether to disclose information about the relevant conditions and events.  The amendments in this Update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted.  The Company will evaluate the going concern considerations in this ASU, however, at the current period, management does not believe that it has met conditions which would subject these financial statements for additional disclosure.

We have reviewed accounting pronouncements issued during the past two years and have adopted any that are applicable to our company.  We have determined that none had a material impact on our financial position, results of operations, or cash flows for the years ended December 31, 2014 and 2013.

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

h.   Concentration of Risk

                   Cash - The Company at times may maintain a cash balance in excess of insured limits. At December 31, 2014, the Company has no cash in excess of insured limits.

i.  Revenue Recognition

SEARS OIL AND GAS CORPORATION

Notes to the Financial Statements

December 31, 2014 and 2013

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

NOTE 4 – LOANS AND ADVANCES FROM RELATED PARTIES

During the year ended December 31, 2013, the former President of the Company advanced money to the Company in order to pay for expenses and continue the reporting requirements with the Securities and Exchange Commission.  The advances are non-interest bearing.  As of December 31, 2014 and 2013, the balance due on these advances was $0 and $39,705, respectively.

SEARS OIL AND GAS CORPORATION

Notes to the Financial Statements

December 31, 2014 and 2013

NOTE 5 -   NOTES AND LOANS PAYABLE – RELATED PARTIES

Notes and loans payable – related parties consisted of the following:
	December 31, 2014	December 31, 2013
Note payable to a related party, interest at 10% per annum, due on February 15, 2010	$ -	$ 15,000
Loans payable to a related party, interest at 12% per annum, due on demand	22,441	-
Notes payable to related parties, interest at 12% per annum, due on March 7, 2015, convertible into common stock at $1.00 per share	70,000	-
Total Notes and Loans Payable – Related Parties	92,441	15,000
Less: Current Portion	(92,000)	(15,000)
Long-Term Notes and Loans Payable – Related Parties	$ -	$ -

The Company did not record beneficial conversion feature elements on the convertible debt due to the conversion rate of $1.00 per share being greater than the estimated fair market value of the underlying shares on the date of issuance.

NOTE 6 –STOCKHOLDERS EQUITY

In March 2013 the Company completed a 200 for 1 reverse stock split.  Prior to the reverse split there were 36,200,000 shares outstanding.  Following the reverse split there were 181,005 shares outstanding including 5 fractional shares issued.  The financial statements have been retroactively restated to reflect the reverse split.

NOTE 7 –SUBSEQUENT EVENTS

The Company has evaluated subsequent events for the period of December 31, 2014 through the date the financial statements were issued, and concluded there were no other events or transactions occurring during this period that required recognition or disclosure in its financial statements.