Form 10-Q
period 2015-03-31
Sears Oil & Gas
filed 2015-05-15
CIK 1434737

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

(Mark One)

 [X] Quarterly  report  pursuant  to  Section  13  or  15(d)  of  the  Securities  Exchange  Act  of  1934  for  the quarterly period ended March 31, 2015.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[X]      No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [   ] No[X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [ ]	Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell Company (as defined in Rule 12b-2 of the Exchange Act).Yes [X]

No [   ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. The number of shares outstanding of the issuer’s common stock, $0.001 par value (the only class of voting stock), was 181,005 on April 29, 2015.

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

ITEM 1. -- FINANCIAL STATEMENTS

As used herein, the terms “Sears Oil and Gas”, “we,” “our,” and “us” refer to Sears Oil and Gas Corporation, a Nevada corporation, unless otherwise indicated. The unaudited condensed financial statements of registrant for the three months ended March 31, 2015 and 2014 follow. The condensed financial statements reflect all adjustments that are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.  All such adjustments are of a normal and recurring nature.

 SEARS OIL AND GAS CORPORATION

SEARS OIL AND GAS CORPORATION
Balance Sheets

ASSETS

	March 31,	December 31,
	2015	2014
	(Unaudited)

CURRENT ASSETS

Cash and cash equivalents	$ 234	$ 376

TOTAL ASSETS	$ 234	$ 376

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable	$ 7,305	$ 7,050
Accrued interest	32,580	30,214
Accrued interest - related parties	7,850	5,541
Loans payable - related parties	23,941	22,441
Notes payable	15,000	15,000
Notes payable - related parties	55,000	55,000

Total Current Liabilities	141,676	135,246

TOTAL LIABILITIES	141,676	135,246

STOCKHOLDERS' EQUITY (DEFICIT)

Common stock, $0.001 par value; 100,000,000 shares
authorized, 181,005 shares issued and outstanding	181	181
Additional paid-in capital	101,819	101,819
Accumulated deficit	(243,442)	(236,870)

Total Stockholders' Equity (Deficit)	(141,442)	(134,870)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$ 234	$ 376

The accompanying notes are an integral part of these financial statements.

SEARS OIL AND GAS CORPORATION
Statements of Operations
(Unaudited)

	For the Three Months Ended
	March 31,
	2015	2014

NET REVENUES	$ -	$ -

OPERATING EXPENSES

Selling, general and administrative	1,897	7,227

Total Operating Expenses	1,897	7,227

LOSS FROM OPERATIONS	(1,897)	(7,227)

OTHER INCOME (EXPENSES)

Interest expense	(4,675)	(6,209)

Total Other Income (Expenses)	(4,675)	(6,209)

LOSS BEFORE INCOME TAXES	(6,572)	(13,436)

PROVISION FOR INCOME TAXES	-	-

NET LOSS	$ (6,572)	$ (13,436)

BASIC NET LOSS PER SHARE	$ (0.04)	$ (0.07)

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING	181,005	181,005

The accompanying notes are an integral part of these financial statements.

F-1

SEARS OIL AND GAS CORPORATION
Statements of Cash Flows
(Unaudited)

	For the Three Months Ended
	March 31,
	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$ (6,572)	$ (13,436)
Adjustments to reconcile net loss to net cash
used by operating activities:
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	2,621	6,874
Accrued interest - related parties	2,309	6,208

Net Cash Used by Operating Activities	(1,642)	(354)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from loans payable - related parties	1,500	55,000
Advances from related party	-	795
Payments on advances from related party	-	(38,410)

Net Cash Provided by Financing Activities	1,500	17,385

INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS	(142)	17,031

CASH AND CASH EQUIVALENTS AT
BEGINNING OF PERIOD	376	18

CASH AND CASH EQUIVALENTS AT
END OF PERIOD	$ 234	$ 17,049

SUPPLEMENTAL DISCLOSURES:

Cash paid for interest	$ -	$ -
Cash paid for income taxes	$ -	$ -

The accompanying notes are an integral part of these financial statements.

SEARS OIL & GAS, INC.

Notes to the Financial Statements

March 31, 2015

(Unaudited)

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2015 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2014 audited financial statements.  The results of operations for the period ended March 31, 2015 are not necessarily indicative of the operating results for the full year.

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

NOTE 3 – LOANS PAYABLE – RELATED PARTIES

During the three months ended March 31, 2015, the Company received loans in the amount of $1,500 from related parties of the Company.  These loans accrue interest at the rate of 12% per annum, are due on demand and are not convertible into common stock of the Company.  The balance due on loans payable to related parties was $23,941 as of March 31, 2015.

NOTE 4 – ISSUANCE OF CONVERTIBLE PROMISSORY NOTES

During the three months ended March 31, 2014, the Company issued a $40,000 convertible promissory note to the sole officer and director of the Company and a $15,000 convertible promissory note to another affiliated shareholder (the “Convertible Notes”). The Convertible Notes have a term of one year and accrue interest at the rate of 12% per annum. The holders of the Convertible Notes, may, at their option, convert all or any portion of the outstanding principal balance of, and all accrued interest on the Convertible Notes into shares of the Company’s common stock, par value $0.001 per share, at a conversion rate of $1.00 per share.  Proceeds from the Convertible Notes were partially used to pay $38,410 of advances from a related party.

The Company believes the offer and sale of the securities described above were exempt from the registration requirements of the Securities Act of 1933, as amended (the “Act”), for the private placement of these securities pursuant to Section 4(2) of the Act and/or Regulation D thereunder because the securities were sold in a transaction not involving a public offering.

SEARS OIL & GAS, INC.

Notes to the Financial Statements

March 31, 2015

(Unaudited)

NOTE 6 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events for the period of March 31, 2015 through the date the financial statements were issued, and concluded there were no other events or transactions occurring during this period that required recognition or disclosure in its financial statements.

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

During the three month period ending March 31, 2015 we had only minimal expenses, which mainly consisted of filing fees and expenses associated with our ongoing public reporting expenses, legal fees and minimal fees associated with searching out potential merger or acquisition targets.

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

Results of Operation

Three months ended March 31, 2015 compared to the three months ended March 31, 2014

For both the three months ended March 31, 2015 and 2014, the Company had no revenue. For the three months ended March 31, 2015, the Company incurred $1,897 of selling, general and administrative expenses compared to $7,227 for the three months ended March 31, 2014.  The Company did not anticipate a large change in selling, general and administrative expenses.  For the three months ended March 31, 2015, the Company incurred $4,675 of interest expense on notes payable compared to $6,209 for the three months ended March 31, 2014.  The decrease in interest expense is due to the repayment of related party loans during 2014.

As a result of the foregoing, the Company incurred a loss of $6,572 for the three months ended March 31, 2015 compared to a loss of $13,436 for the three months ended March 31, 2014.

Liquidity

As of March 31, 2015, the Company had $234 of cash and negative working capital of $141,442.  This compares with cash of $376 and negative working capital of $134,870 as of December 31, 2014.

For the three months ended March 31, 2015, the Company used cash of $1,642 in operations consisting of the loss of $6,572 which was offset by changes in accounts payable and accrued expenses of $4,930.This compares with $354 used in operations for the three months ended March 31, 2014 consisting of the loss of $13,436 which was offset by changes in accounts payable and accrued expenses of $13,082.

There were no investing activities during either the three months ended March 31, 2015 or 2014.

For the three months ended March 31, 2015, financing activities provided a net amount of $1,500 to the Company which consisted of proceeds from loans payable to related parties.  During the three months ended March 31, 2014, financing activities provided a net amount of $17,385 to the Company which consisted of proceeds from loans payable to related parties in the amount of $55,000, advances from a related party in the amount of $795 and payment on advances to a related party in the amount of $38,410.

As a result of the foregoing, there was a net decrease in cash of $142 for the three months ended March 31, 2015 from the cash on hand as of December 31, 2014.

From the date of inception (October 18th, 2005) to March 31, 2015 the Company has recorded a net loss of $243,442 most of which were expenses relating to the initial development of the Company and maintaining reporting company status with the SEC over the past 14 years.  In order to survive as a going concern, the Company will require additional capital investments or borrowed funds to meet cash flow projections and carry forward our business objectives. There can be no guarantee or assurance that we can raise adequate capital from outside sources to fund the proposed business. Failure to secure additional financing would result in business failure and a complete loss of any investment made into the Company.

Our ability to continue as a going concern in the next 12 months depends on our ability to obtain sources of capital to fund our continuing operations and to seek out potential merger and acquisition partners. As of March 31, 2015, our remaining cash balance is not sufficient to cover our current liabilities, obligations and working capital needs for the balance of 2015. We will continue to rely on loans from management and/or affiliated shareholders or we may raise additional capital through an interim financing to meet our general cash flow requirements until such time as we are able to complete the acquisition of an operating company.  There are no assurances, however, that we will be able raise the necessary additional capital, in which event we may be required to consider a premature reverse merger or business combination upon terms which may not be as favorable to our stockholders as a transaction in the future.

Employees

There were no employees of the Company, excluding the current President and Director, Mark A. Scharmann and the Company does not anticipate hiring any additional employees within the next twelve months.  No compensation has been paid to Mr. Scharmann.

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

 Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On March 25, 2014, we issued an aggregate of $55,000 in convertible promissory notes to Mark A. Scharmann SEP IRA and Garrison Capital, LLC (the “Convertible Notes”).The Convertible Notes have a term of one year and accrued interest at the rate of 12% per annum. The holders of the Convertible Notes, may at their option, convert all or any portion of the outstanding principal balance of, and all accrued interest on the Convertible Notes into shares of the Company’s common stock, par value $0.001 per share, at a conversion rate of $1.00 per share.  During the three months ended June 30, 2014, the Company also received a loan in the amount of $500 from the sole officer and director of the Company.  The loan is due on demand and accrues interest at the rate of 12% per annum and is not convertible into common stock of the Company.

We believe the offer and sale of the securities described above were exempt from the registration requirements of the Securities Act of 1933, as amended (the “Act”), for the private placement of these securities pursuant to Section 4(2) of the Act and/or Regulation D thereunder because the securities were sold in a transaction not involving a public offering.

Item 3.Defaults Upon Senior Securities

None.

Item 4.Mine Safety Disclosures

None.

Item 5.Other Information

None.

Item 6.Exhibits

Exhibits required to be attached by Item 601 of Regulation S-K are listed in the Index to Exhibits for this Form 10-Q, and are incorporated herein by this reference.

 Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 15, 2015

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

6