Form 10-Q
period 2015-06-30
Sears Oil & Gas
filed 2015-08-06
CIK 1434737

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

(Mark One)

[X] Quarterly  report  pursuant  to  Section  13  or  15(d)  of  the  Securities  Exchange  Act  of  1934  for  the quarterly period ended June 30, 2015.

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

No  [  ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. The number of shares outstanding of the issuer’s common stock, $0.001 par value (the only class of voting stock), was 181,005 on July 10, 2015.

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

ITEM 1. -- FINANCIAL STATEMENTS

As used herein, the terms “Sears Oil and Gas”, “we,” “our,” and “us” refer to Sears Oil and Gas Corporation, a Nevada corporation, unless otherwise indicated. The unaudited condensed financial statements of registrant for the six months ended June 30, 2015 and 2014 follow. The condensed financial statements reflect all adjustments that are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.  All such adjustments are of a normal and recurring nature.

 SEARS OIL AND GAS CORPORATION

SEARS OIL AND GAS CORPORATION
Balance Sheets

ASSETS

	June 30,	December 31,
	2015	2014
	(Unaudited)

CURRENT ASSETS

Cash and cash equivalents	$ 662	$ 376

TOTAL ASSETS	$ 662	$ 376

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable	$ 7,760	$ 7,050
Accrued interest	35,258	30,214
Accrued interest - related parties	9,427	5,541
Loans payable - related parties	44,123	22,441
Notes payable	15,000	15,000
Notes payable - related parties	55,000	55,000

Total Current Liabilities	166,568	135,246

TOTAL LIABILITIES	166,568	135,246

STOCKHOLDERS' EQUITY (DEFICIT)

Common stock, $0.001 par value; 100,000,000 shares
authorized, 181,005 shares issued and outstanding	181	181
Additional paid-in capital	101,819	101,819
Accumulated deficit	(267,906)	(236,870)

Total Stockholders' Equity (Deficit)	(165,906)	(134,870)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$ 662	$ 376

The accompanying notes are an integral part of these financial statements.

SEARS OIL AND GAS CORPORATION
Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014

NET REVENUES	$ -	$ -	$ -	$ -

OPERATING EXPENSES

Selling, general and administrative	19,005	6,207	20,902	13,434

Total Operating Expenses	19,005	6,207	20,902	13,434

LOSS FROM OPERATIONS	(19,005)	(6,207)	(20,902)	(13,434)

OTHER INCOME (EXPENSES)

Interest expense - related parties	(5,459)	(3,831)	(10,134)	(9,259)

Total Other Income (Expenses)	(5,459)	(3,831)	(10,134)	(9,259)

LOSS BEFORE INCOME TAXES	(24,464)	(10,038)	(31,036)	(22,693)

PROVISION FOR INCOME TAXES	-	-	-	-

NET LOSS	$ (24,464)	$ (10,038)	$ (31,036)	$ (22,693)

BASIC NET LOSS PER SHARE	$ (0.14)	$ (0.06)	$ (0.17)	$ (0.13)

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING	181,005	181,005	181,005	181,005

The accompanying notes are an integral part of these financial statements.

SEARS OIL AND GAS CORPORATION
Statements of Cash Flows
(Unaudited)

	For the Six Months Ended
	June 30,
	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$ (31,036)	$ (22,693)
Adjustments to reconcile net loss to net cash
used by operating activities:
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	5,754	7,234
Accrued interest - related parties	3,886	-

Net Cash Used by Operating Activities	(21,396)	(15,459)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from loans payable - related parties	22,478	55,500
Payments on loans payable - related parties	(796)	-
Advances from related party	-	795
Payments on advances from related party	-	(40,500)

Net Cash Provided by Financing Activities	21,682	15,795

INCREASE IN CASH AND CASH EQUIVALENTS	286	336

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	376	18

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$ 662	$ 354

SUPPLEMENTAL DISCLOSURES:

Cash paid for interest	$ 1,204	$ -
Cash paid for income taxes	$ -	$ -

The accompanying notes are an integral part of these financial statements.

SEARS OIL & GAS, INC.

Notes to the Financial Statements

June 30, 2015

(Unaudited)

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2015 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2014 audited financial statements.  The results of operations for the period ended June 30, 2015 are not necessarily indicative of the operating results for the full year.

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

NOTE 3 – LOANS PAYABLE – RELATED PARTIES

During the six months ended June 30, 2015, the Company received loans in the amount of $22,478 from related parties of the Company.  These loans accrue interest at the rate of 12% per annum, are due on demand and are not convertible into common stock of the Company.  The balance due on loans payable to related parties was $44,123 as of June 30, 2015.

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

SEARS OIL & GAS, INC.

Notes to the Financial Statements

June 30, 2015

(Unaudited)

NOTE 6 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events for the period of June 30, 2015 through the date the financial statements were issued, and concluded there were no other events or transactions occurring during this period that required recognition or disclosure in its financial statements.

F-1

Item 2.Management's Discussion and Analysis of Financial Condition and Plan of Operations.

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

During the six month period ending June 30, 2015 we had only minimal expenses, which mainly consisted of filing fees and expenses associated with our ongoing public reporting expenses, legal fees and minimal fees associated with searching out potential merger or acquisition targets.

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

Results of Operation

Three and six months ended June 30, 2015 compared to the three and six months ended June 30, 2014

For both the three and six months ended June 30, 2015 and 2014, the Company had no revenue. For the three months ended June 30, 2015, the Company incurred $19,005 of selling, general and administrative expenses compared to $6,207 for the three months ended June 30, 2014.  For the six months ended June 30, 2015, the Company incurred $20,902 of selling, general and administrative expenses compared to $13,434 for the six months ended June 30, 2014.  The Company did not anticipate a large change in selling, general and administrative expenses.  For the three months ended June 30, 2015, the Company incurred $5,459 of interest expense on notes payable compared to $3,831 for the three months ended June 30, 2014.  For the six months ended June 30, 2015, the Company incurred $10,134 of interest expense on notes payable compared to $9,259 for the six months ended June 30, 2014.  The increase in interest expense is due to the increase in related party loans during the quarter ended June 30, 2015.

As a result of the foregoing, the Company incurred a loss of $24,464 for the three months ended June 30, 2015 compared to a loss of $10,038 for the three months ended June 30, 2014.  For the six months ended June 30, 2015, the Company incurred a loss of $31,036 compared to a loss of $22,693 for the six months ended June 30, 2014.

Liquidity

As of June 30, 2015, the Company had $662 of cash and negative working capital of $165,906.  This compares with cash of $376 and negative working capital of $134,870 as of December 31, 2014.

For the six months ended June 30, 2015, the Company used cash of $20,192 in operations consisting of the loss of $31,036 which was offset by changes in accounts payable and accrued expenses of $5,754 and changes in accrued interest due to related parties of $5,090.  This compares with $15,459 used in operations for the six months ended June 30, 2014 consisting of the loss of $22,693 which was offset by changes in accounts payable and accrued expenses of $7,234.

There were no investing activities during either the six months ended June 30, 2015 or 2014.

For the six months ended June 30, 2015, financing activities provided a net amount of $20,478 to the Company which consisted of proceeds from loans payable to related parties of $22,478, payments on loans payable to related parties of $796 and payments on accrued interest to related parties of $1,204.  During the six months ended June 30, 2014, financing activities provided a net amount of $15,795 to the Company which consisted of proceeds from loans payable to related parties in the amount of $55,500, advances from a related party in the amount of $795 and payments on advances to a related party in the amount of $40,500.

As a result of the foregoing, there was a net increase in cash of $286 for the six months ended June 30, 2015 from the cash on hand as of December 31, 2014.

From the date of inception (October 18th, 2005) to June 30, 2015 the Company has recorded a net loss of $267,906 most of which were expenses relating to the initial development of the Company and maintaining reporting company status with the SEC over the past 14 years.  In order to survive as a going concern, the Company will require additional capital investments or borrowed funds to meet cash flow projections and carry forward our business objectives. There can be no guarantee or assurance that we can raise adequate capital from outside sources to fund the proposed business. Failure to secure additional financing would result in business failure and a complete loss of any investment made into the Company.

Our ability to continue as a going concern in the next 12 months depends on our ability to obtain sources of capital to fund our continuing operations and to seek out potential merger and acquisition partners. As of June 30, 2015, our remaining cash balance is not sufficient to cover our current liabilities, obligations and working capital needs for the balance of 2015. We will continue to rely on loans from management and/or affiliated shareholders or we may raise additional capital through an interim financing to meet our general cash flow requirements until such time as we are able to complete the acquisition of an operating company.  There are no assurances, however, that we will be able raise the necessary additional capital, in which event we may be required to consider a premature reverse merger or business combination upon terms which may not be as favorable to our stockholders as a transaction in the future.

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

Item 3.Quantitative and Qualitative Disclosures about Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 4.Disclosure Controls and Procedures

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

Date: August 5, 2015

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