Form 10-Q
period 2015-09-30
Sears Oil & Gas
filed 2015-10-30
CIK 1434737

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

(Mark One)

☑ Quarterly  report  pursuant  to  Section  13  or  15(d)  of  the  Securities  Exchange  Act  of  1934  for  the quarterly period ended September 30, 2015.

☐ Transition  report  pursuant  to  Section  13  or  15(d)  of  the  Securities  Exchange  Act  of  1934  for  the transition period from

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. The number of shares outstanding of the issuer’s common stock, $0.001 par value (the only class of voting stock), was 181,005 on October 14, 2015.

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

ITEM 1. -- FINANCIAL STATEMENTS

As used herein, the terms “Sears Oil and Gas”, “we,” “our,” and “us” refer to Sears Oil and Gas Corporation, a Nevada corporation, unless otherwise indicated. The unaudited condensed financial statements of registrant for the nine months ended September 30, 2015 and 2014 follow. The condensed financial statements reflect all adjustments that are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.  All such adjustments are of a normal and recurring nature.

 SEARS OIL AND GAS CORPORATION

SEARS OIL AND GAS CORPORATION
Balance Sheets
(Unaudited)

ASSETS

	September 30,	December 31,
	2015	2014

CURRENT ASSETS

Cash and cash equivalents	$ 5,919	$ 376

TOTAL ASSETS	$ 5,919	$ 376

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable	$ 3,662	$ 7,050
Accrued interest	37,935	30,214
Accrued interest - related parties	12,812	5,541
Loans payable - related parties	60,933	22,441
Notes payable	15,000	15,000
Notes payable - related parties	55,000	55,000

Total Current Liabilities	185,342	135,246

TOTAL LIABILITIES	185,342	135,246

STOCKHOLDERS' EQUITY (DEFICIT)

Common stock, $0.001 par value; 100,000,000 shares
authorized, 181,005 shares issued and outstanding	181	181
Additional paid-in capital	101,819	101,819
Accumulated deficit	(281,423)	(236,870)

Total Stockholders' Equity (Deficit)	(179,423)	(134,870)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$ 5,919	$ 376

The accompanying notes are an integral part of these financial statements.

SEARS OIL AND GAS CORPORATION
Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30.		September 30.
	2015	2014	2015	2014

NET REVENUES	$ -	$ -	$ -	$ -

OPERATING EXPENSES

Selling, general and administrative	7,454	10,121	28,356	23,555

Total Operating Expenses	7,454	10,121	28,356	23,555

LOSS FROM OPERATIONS	(7,454)	(10,121)	(28,356)	(23,555)

OTHER INCOME (EXPENSES)

Interest expense - related parties	(6,063)	(4,049)	(16,197)	(13,308)

Total Other Income (Expenses)	(6,063)	(4,049)	(16,197)	(13,308)

LOSS BEFORE INCOME TAXES	(13,517)	(14,170)	(44,553)	(36,863)

PROVISION FOR INCOME TAXES	-	-	-	-

NET LOSS	$ (13,517)	$ (14,170)	$ (44,553)	$ (36,863)

BASIC NET LOSS PER SHARE	$ (0.07)	$ (0.08)	$ (0.25)	$ (0.20)

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING	181,005	181,005	181,005	181,005

The accompanying notes are an integral part of these financial statements.

SEARS OIL AND GAS CORPORATION
Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended
	September 30.
	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$ (44,553)	$ (36,863)
Adjustments to reconcile net loss to net cash
used by operating activities:
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	4,333	9,900
Accrued interest - related parties	7,271	-

Net Cash Used by Operating Activities	(32,949)	(26,963)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from loans payable - related parties	39,288	70,104
Payments on loans payable - related parties	(796)	-
Advances from related party	-	795
Payments on advances from related party	-	(40,500)

Net Cash Provided by Financing Activities	38,492	30,399

INCREASE IN CASH AND CASH EQUIVALENTS	5,543	3,436

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	376	18

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$ 5,919	$ 3,454

SUPPLEMENTAL DISCLOSURES:

Cash paid for interest	$ 1,205	$ -
Cash paid for income taxes	$ -	$ -

The accompanying notes are an integral part of these financial statements.

SEARS OIL & GAS, INC.

Notes to the Financial Statements

September 30, 2015

(Unaudited)

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2015 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2014audited financial statements.  The results of operations for the period ended September 30, 2015 are not necessarily indicative of the operating results for the full year.

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

NOTE 3 – LOANS PAYABLE – RELATED PARTIES

During the nine months ended September 30, 2015, the Company received loans in the amount of $39,288from related parties of the Company.  These loans accrue interest at the rate of 12% per annum, are due on demand and are not convertible into common stock of the Company.  The balance due on loans payable to related parties was $60,933 as of September 30, 2015.

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

SEARS OIL & GAS, INC.

Notes to the Financial Statements

September 30, 2015

(Unaudited)

NOTE 6 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events for the period of September 30, 2015 through the date the financial statements were issued, and concluded there were no other events or transactions occurring during this period that required recognition or disclosure in its financial statements.

NOTE 7 – RECLASSIFICATIONS

Certain 2014 amounts have been reclassified to conform with the 2015 presentation.

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

During the nine month period ending September 30, 2015 we had only minimal expenses, which mainly consisted of filing fees and expenses associated with our ongoing public reporting expenses, legal fees and minimal fees associated with searching out potential merger or acquisition targets.

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

Results of Operation

Three and nine months ended September 30, 2015 compared to the three and nine months ended September 30, 2014

For both the three and nine months ended September 30, 2015 and 2014, the Company had no revenue. For the three months ended September 30, 2015, the Company incurred $7,454 of selling, general and administrative expenses compared to $10,121 for the three months ended September 30, 2014.  For the nine months ended September 30, 2015, the Company incurred $28,356 of selling, general and administrative expenses compared to $23,555 for the nine months ended September 30, 2014.  The Company did not anticipate a large change in selling, general and administrative expenses.  For the three months ended September 30, 2015, the Company incurred $6,063of interest expense on notes payable compared to $4,049 for the three months ended September 30, 2014.  For the nine months ended September 30, 2015, the Company incurred $16,197 of interest expense on notes payable compared to $13,308 for the nine months ended September 30, 2014.  The increase in interest expense is due to the increase in related party loans during the nine months ended September 30, 2015.

As a result of the foregoing, the Company incurred a loss of $13,517 for the three months ended September 30, 2015 compared to a loss of $14,170for the three months ended September 30, 2014.  For the nine months ended September 30, 2015, the Company incurred a loss of $44,553 compared to a loss of $36,863 for the nine months ended September 30, 2014.

Liquidity

As of September 30, 2015, the Company had $5,919 of cash and negative working capital of $179,423.  This compares with cash of $376 and negative working capital of $134,870as of December 31, 2014.

For the nine months ended September 30, 2015, the Company used cash of $32,949in operations consisting of the loss of $44,553 which was offset by changes in accounts payable and accrued expenses of $4,333 and changes in accrued interest due to related parties of $7,271.This compares with $26,963 used in operations for the nine months ended September 30, 2014consisting of the loss of $36,863 which was offset by changes in accounts payable and accrued expenses of $9,900.

There were no investing activities during either the nine months ended September 30, 2015 or 2014.

For the nine months ended September 30, 2015, financing activities provided a net amount of $38,492 to the Company which consisted of proceeds from loans payable to related parties of $39,288 and payments on loans payable to related parties of $796.  During the nine months ended September 30, 2014,financing activities provided a net amount of $30,399 to the Company which consisted of proceeds from loans payable to related parties in the amount of $70,104, advances from a related party in the amount of $795 and payments on advances to a related party in the amount of $40,500.

As a result of the foregoing, there was a net increase in cash of $5,543 for the nine months ended September 30, 2015 from the cash on hand as of December 31, 2014.

From the date of inception (October 18th, 2005) to September 30, 2015 the Company has recorded a net loss of $281,423most of which were expenses relating to the initial development of the Company and maintaining reporting company status with the SEC over the past 7 years.  In order to survive as a going concern, the Company will require additional capital investments or borrowed funds to meet cash flow projections and carry forward our business objectives. There can be no guarantee or assurance that we can raise adequate capital from outside sources to fund the proposed business. Failure to secure additional financing would result in business failure and a complete loss of any investment made into the Company.

Our ability to continue as a going concern in the next 12 months depends on our ability to obtain sources of capital to fund our continuing operations and to seek out potential merger and acquisition partners. As of September 30, 2015, our remaining cash balance is not sufficient to cover our current liabilities, obligations and working capital needs for the balance of 2015. We will continue to rely on loans from management and/or affiliated shareholders or we may raise additional capital through an interim financing to meet our general cash flow requirements until such time as we are able to complete the acquisition of an operating company.  There are no assurances, however, that we will be able raise the necessary additional capital, in which event we may be required to consider a premature reverse merger or business combination upon terms which may not be as favorable to our stockholders as a transaction in the future.

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

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on this evaluation, the chief executive officer and chief financial officer concluded that the disclosure controls and procedures are designed to provide reasonable assurance of achieving the objectives of timely alerting them to material information required to be included in the Company’s periodic SEC reports and of ensuring that such information is recorded, processed, summarized and reported within the time periods specified.  The Company’s chief executive officer and chief financial officer also concluded that the disclosure controls and procedures were not effective as of the end of the period covered by this report to provide reasonable assurance of the achievement of these objectives.

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

Item 3.DefaultsUpon Senior Securities

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

Date: October 29, 2015

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