Form 10-K
period 2016-12-31
Sears Oil & Gas
filed 2017-04-13
CIK 1434737

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

________________

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2016

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

Large accelerated filer[ ]	Accelerated filer [ ]

Non-accelerated filer [ ] (Do not check if smaller reporting company)	Smaller Reporting Company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes [X]    No [  ]

As of June 30, 2016, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the outstanding shares of the registrant's common stock held by non-affiliates was $104,218, based upon a closing price of $1.80 per common share.

As of March 14, 2017, the Registrant had outstanding 181,005 shares of Common Stock with a par value of $0.001 per share.

DOCUMENTS INCORPORATED BY REFERENCE

     List hereunder the following documents if incorporated by reference and the part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated:  (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933.  The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 31, 2016).

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

As of December 31, 2016 the Company had approximately $93 cash available.

We lack an operating history and have losses which we expect to continue into the future. As a result, we may have to suspend or cease activities, which would result in a complete loss of any investment made into the Company.

We were incorporated on October 18, 2005 and we have not started any business activities or realized any revenues. We have no operating history upon which an evaluation of our future success or failure can be made. As of December 31, 2016 our net loss since inception was $355,221.  Based upon current plans, we expect to incur operating losses in future periods.

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

Our common stock is quoted on the OTC Pink Marketplace, under the symbol SRSG.  We have limited trading.

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

We are required to comply with the provisions of Section 404 of the Sarbanes-Oxley Act of 2002, which require us to maintain an ongoing evaluation and integration of the internal controls of our business. We were required to document and test our internal controls and certify that we are responsible for maintaining an adequate system of internal control procedures for the year ended December 31, 2016.

 We evaluated our existing controls for the year ended December 31, 2016. Our Chief Executive Officer and Chief Financial Officer identified material weaknesses in our internal control over financial reporting and determined that we did not maintain effective internal control over financial reporting as of December 31, 2016. The identified material weaknesses did not result in material audit adjustments to our 2016 financial statements; however, uncured material weaknesses could negatively impact our financial statements for subsequent years.

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

The Company’s common stock is included on the OTC Pink Marketplace under the symbol “SRSG.”  On March 14, 2017, the published closing price was $2.25 for the Company’s common stock on the OTC Pink Marketplace.

At December 31, 2016, there were approximately 35 holders of record of the Company’s common stock, as reported by the Company’s transfer agent.  In computing the number of holders of record, each broker-dealer and clearing corporation holding shares on behalf of its customers is counted as a single stockholder.

The Following represents trading ranges per quarter.

Quarter Ending

3/31/2015

High   $ NA  Low $ NA

Quarter Ending

6/30/2015

High   $1.85 Low $1.75

Quarter Ending

9/30/2015

High   $1.85 Low $1.75

Quarter Ending

12/31/2015

High   $1.85 Low $1.75

Quarter Ending

3/31/2016

High   $1.99  Low $1.99

Quarter Ending

6/30/2016

High   $1.80 Low $1.80

Quarter Ending

9/30/2016

High   $1.80 Low $2.09

Quarter Ending

12/31/2016

High   $2.10 Low $2.93

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

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

We have not adopted a stock repurchase plan and we did not purchase any shares of our equity securities during the 2016 fiscal year.

ITEM 6	SELECTED FINANCIAL DATA.

Not Applicable.  The Company is a “smaller reporting company.”

ITEM 7	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion is intended to assist in the understanding and assessment of significant changes and trends related to the results of operations and financial condition of Sears Oil and Gas Corporation for the years ended December 31, 2016 and 2015.

The Company is a shell company that conducts no active business operations and is seeking business opportunities for acquisition or participation by the Company.

The Report of Independent Registered Public Accounting Firm on the Company’s 2016 audited financial statements addresses an uncertainty about the Company’s ability to continue as a going concern, indicating that the Company has incurred losses since its inception and has no on-going operations.  The report further indicates that these factors raise substantial doubt about the Company’s ability to continue as a going concern.  At December 31, 2016, the Company had a working capital deficit of $253,221 and a stockholders’ deficit of $253,221.  The Company incurred net losses of $63,591 and $54,760 for its fiscal years ended December 31, 2016 and 2015, respectively.  The Company has not entered into any agreements or arrangements for the provision of additional debt or equity financing and there can be no assurance that it will be able to obtain the additional debt or equity capital required to continue its operations.

Critical Accounting Policies

The preparation of our financial statements and notes thereto requires management to make estimates and assumptions that affect the amounts and disclosures reported within those financial statements. On an ongoing basis, management evaluates its estimates, including those related to revenue recognition, contingencies, litigation and income taxes. Management bases its estimates and judgments on historical experiences and on various other factors believed to be reasonable under the circumstances. Actual results under circumstances and conditions different than those assumed could result in differences from the estimated amounts in the financial statements. There have been no material changes to these policies during fiscal 2016 and 2015.  As of December 31, 2016 the Company has not identified any critical estimates that are used in the preparation of the financial statements.

Liquidity and Capital Resources. As of December 31, 2016 we had cash of $93 and a negative working capital of $253,221.  This compares with cash of $1,119 and negative working capital of $189,630 as of December 31, 2015.

Net cash used by operating activities totaled $28,751 for the year-ended December 31, 2016 consisting of a loss from operations of $63,591 and a change in accounts payable and accrued expenses of $24,012 and a change in accrued interest – related parties of $10,828. This compares with net cash used in operating activities of $37,749 for the year-ended December 31, 2015 consisting of a loss from operations of $54,760 and a change in accounts payable and accrued expenses of $6,233 and a change in accrued interest – related parties of $10,778.

There were no investing activities in either the year-ended December 31, 2016 or 2015.

Net cash provided by financing activities totaled $27,725 for the year-ended December 31, 2016 consisting of loans and advances from related parties.  This compares with net cash provided by financing activities of $38,492 for the year-ended December 31, 2015 consisting of loans and advances from related parties of $39,288 which were offset by payments made against those loans of $796.

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

Results of Operations . We did not have revenue for either the year-ended December 31, 2016 or 2015. For the year-ended December 31, 2016, we incurred $34,971 of administrative expenses compared to $32,379 for the year-ended December 31, 2015.  For the year-ended December 31, 2016 we incurred $28,620 of interest expense on a note payable. This compares with $22,381 of interest expense for the year-ended December 31, 2015.

As a result of the foregoing, we incurred a loss of $63,591 for the year-ended December 31, 2016 compared to a loss of $54,760 for the year-ended December 31, 2015. Since incorporation we have incurred a loss of $355,221.

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

Evaluation of Disclosure Controls and Procedures

 Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2016, these disclosure controls and procedures were ineffective to ensure that all information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rule and forms; and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

8

8

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

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting.  Based on our evaluation, management concluded that our internal control over financial reporting was ineffective for both of our fiscal years ended December 31, 2016 and December 31, 2015, in which there was no material weakness.  A material weakness in internal control over financial reporting is defined by the Public Company Accounting Oversight Board’s Audit Standard No. 5 as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis.  A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of our financial reporting.

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

Changes in Internal Controls

There have been no changes in our internal control over financial reporting that occurred during our fiscal year ended December 31, 2016 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

ITEM 9B	OTHER INFORMATION.

NONE

PART III

ITEM 10	DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Sears Oil and Gas Corporation’s executive officer and director and his respective age as of December 31, 2016 are as follows:

Directors:

Name of Director	Age
Mark A. Scharmann	58

Executive Officers:

Name of Officer	Age	Office
Mark A. Scharmann	58	President, Chief Executive Officer

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

ITEM 11	EXECUTIVE COMPENSATION.

Summary Compensation Table

	Annual Compensation				Long-Term Compensation
Name and Principal Position	Year	Salary ($)	Bonus	Other Annual Compensation ($)	Restricted Stock Awards ($)	Securities Underlying Options (#)	LTIP Payouts ($)	All Other Compensation ($)

Mark A. Scharmann	2015	-	-	-	-	-	-	-
Officer and Director	2016	-	-	-	-	-	-	-

There has been no cash payment paid to the executive officer for services rendered in all capacities to us for the period ended December 31, 2016. There has been no compensation awarded to, earned by, or paid to the executive officer by any person for services rendered in all capacities to us for the fiscal period ended December 31, 2016.  No compensation is anticipated within the next six months to any officer or director of the Company.

Stock Option Grants

We did not grant any stock options to the executive officer during the most recent fiscal period ended December 31, 2016.  We have also not granted any stock options to the executive officer of the Company.

ITEM 12	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

 The following table provides the names and addresses of each person known to Sears Oil and Gas Corporation to own more than 5% of the outstanding common stock as of December 31, 2016, and by the Officers and Directors, individually and as a group. Except as otherwise indicated, all shares are owned directly.

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

The percent of class is based on 181,005 shares of common stock issued and outstanding as of December 31, 2016.

ITEM 13	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

During the year ended December 31, 2016, related parties of the company loaned a total of $27,725 to the Company in order to pay for expenses and continue the reporting requirements with the Securities and Exchange Commission.  The balance due to these related parties was $143,658 as of December 31, 2016.  There were no other material transactions between the Company and any Officer, Director or related party.

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

The amounts paid to our independent auditing firm for each of the past two calendar years are as follows:

2016

2015

Auditing

$7,600

$8,600

Tax services

Other servicesi

________         __________

 Total

$7,600

$8,600

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

Date: April 13, 2017

PRITCHETT, SILER & HARDY, P.C.

CERTIFIED PUBLIC ACCOUNTANTS

A PROFESSIONAL CORPORATION

1438 NORTH HIGHWAY 89, SUITE 130

FARMINGTON, UTAH 84025

 (801) 447-9572     FAX (801) 447-9578

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Sears Oil and Gas Corporation

Salt Lake City, Utah

We have audited the accompanying balance sheets of Sears Oil and Gas Corporation as of December 31, 2016 and 2015 and the related statements of operations, stockholders’ deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sears Oil and Gas Corporation as of December 31, 2016 and 2015 and the results of its operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Pritchett, Siler & Hardy, P.C.

Pritchett, Siler & Hardy, P.C

Farmington, Utah

April 10, 2017

SEARS OIL AND GAS CORPORATION
Balance Sheets

ASSETS

	December 31,	December 31,
	2016	2015

CURRENT ASSETS

Cash and cash equivalents	$ 93	$ 1,119

TOTAL ASSETS	$ 93	$ 1,119

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable	$ 14,105	$ 2,884
Accrued interest	53,404	40,613
Accrued interest - related parties	27,147	16,319
Loans payable - related parties	88,658	60,933
Convertible notes payable	15,000	15,000
Convertible notes payable - related parties	55,000	55,000

Total Current Liabilities	253,314	190,749

TOTAL LIABILITIES	253,314	190,749

STOCKHOLDERS' EQUITY (DEFICIT)

Common stock, $0.001 par value; 100,000,000 shares
authorized, 181,005 shares issued and outstanding	181	181
Additional paid-in capital	101,819	101,819
Accumulated deficit	(355,221)	(291,630)

Total Stockholders' Equity (Deficit)	(253,221)	(189,630)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$ 93	$ 1,119

The accompanying notes are an integral part of these financial statements.

SEARS OIL AND GAS CORPORATION
Statements of Operations

	For the Years Ended
	December 31,
	2016	2015

NET REVENUES	$ -	$ -

OPERATING EXPENSES

Selling, general and administrative	34,971	32,379

Total Operating Expenses	34,971	32,379

LOSS FROM OPERATIONS	(34,971)	(32,379)

OTHER INCOME (EXPENSES)

Interest expense	(28,620)	(22,381)

Total Other Income (Expenses)	(28,620)	(22,381)

LOSS BEFORE INCOME TAXES	(63,591)	(54,760)

PROVISION FOR INCOME TAXES	-	-

NET LOSS	$ (63,591)	$ (54,760)

BASIC NET LOSS PER SHARE	$ (0.35)	$ (0.30)

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING	181,005	181,005

The accompanying notes are an integral part of these financial statements.

SEARS OIL AND GAS COMPANY
Statements of Stockholders' Equity (Deficit)
For the Period January 1, 2015 through December 31, 2016

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity (Deficit)

Balance, January 1, 2015	181,005	181	101,819	(236,870)	(134,870)

Net loss for the year ended
December 31, 2015	-	-	-	(54,760)	(54,760)

Balance, December 31, 2015	181,005	181	101,819	(291,630)	(189,630)

Net loss for the year ended
December 31, 2016	-	-	-	(63,591)	(63,591)

Balance, December 31, 2016	181,005	$ 181	$ 101,819	$ (355,221)	$ (253,221)

The accompanying notes are an integral part of these financial statements.

SEARS OIL AND GAS CORPORATION
Statements of Cash Flows

	For the Years Ended
	December 31,
	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$ (63,591)	$ (54,760)
Adjustments to reconcile net loss to net cash
used by operating activities:
Changes in operating assets and liabilities:
Accounts payable and accrued interest	24,012	6,233
Accrued interest - related parties	10,828	10,778

Net Cash Used by Operating Activities	(28,751)	(37,749)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from loans payable - related parties	27,725	39,288
Payments on loans payable - related parties	-	(796)

Net Cash Provided by Financing Activities	27,725	38,492

INCREASE IN CASH AND CASH EQUIVALENTS	(1,026)	743

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,119	376

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$ 93	$ 1,119

SUPPLEMENTAL DISCLOSURES:

Cash paid for interest	$ 5,000	$ 1,204
Cash paid for income taxes	$ -	$ -

The accompanying notes are an integral part of these financial statements.

SEARS OIL AND GAS CORPORATION

Notes to the Financial Statements

December 31, 2016 and 2015

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

	For the Year Ended December 31, 2016
Loss (Numerator)	Shares (Denominator)	Per Share Amount
$ (63,591)	181,005	$ (0.35)
	For the Year Ended December 31, 2015
Loss (Numerator)	Shares (Denominator)	Per Share Amount
$ (54,760)	181,005	$ (0.30)

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

At December 31, 2016 the Company had net operating loss carryforwards of approximately $355,000 that may be offset against future taxable income through 2036.  No tax benefits have been reported in the financial statements, because the potential tax benefits of the net operating loss carry forwards are offset by a valuation allowance of the same amount.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations.  Should a change in ownership occur, net operating loss carryforwards may be limited as to use in the future.

Net deferred tax assets consist of the following components as of December 31, 2016 and 2015:

	2016	2015
Deferred tax assets:
NOL Carryover	$ 138,534	$ 113,733
Valuation allowance	(138,534)	(113,733)
Net deferred tax asset	$ -	$ -

SEARS OIL AND GAS CORPORATION

Notes to the Financial Statements

December 31, 2016 and 2015

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (Continued)

The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rates to pretax income from continuing operations for the years ended December 31, 2016 and 2015 due to the following:

	2016	2015
Current Federal Tax (34%)	$ 21,621	$ 18,618
Current State Tax (5%)	3,180	2,738
Change in valuation allowance	(24,801)	(21,356)
	$ -	$ -

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Year ended December 31,
	2016	2015
Beginning balance	$ -	$ -
Additions based on tax positions related to current year	-	-
Additions for tax positions of prior years	-	-
Reductions for tax positions of prior years	-	-
Reductions in benefit due to income tax expense	-	-
Ending balance	$ -	$ -

At December 31, 2016, the Company had no unrecognized tax benefits that, if recognized, would affect the effective tax rate.

The Company did not have any tax positions for which it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease within the next 12 months.

The Company includes interest and penalties arising from the underpayment of income taxes in the consolidated statements of operations in the provision for income taxes.  As of December 31, 2016 and 2015, the Company had no accrued interest or penalties related to uncertain tax positions.

The tax years that remain subject to examination by major taxing jurisdictions are those for the years ended December 31, 2016, 2015 and 2014.

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

December 31, 2016 and 2015

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

We have reviewed accounting pronouncements issued during the past two years and have adopted any that are applicable to our company.  We have determined that none had a material impact on our financial position, results of operations, or cash flows for the years ended December 31, 2016 and 2015.

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

Concentration of Risk - Cash - The Company at times may maintain a cash balance in excess of insured limits. At December 31, 2016, the Company has no cash in excess of insured limits.

SEARS OIL AND GAS CORPORATION

Notes to the Financial Statements

December 31, 2016 and 2015

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

NOTE 4 – LOANS AND ADVANCES FROM RELATED PARTIES

During the years ended December 31, 2016 and 2015, the sole officer and director of the company and another affiliated shareholder made loans to the Company in order to pay for expenses and continue the reporting requirements with the Securities and Exchange Commission.  These loans accrue interest at the rate of 12% per annum, are due on demand and are not convertible into common stock of the Company.

During the year ended December 31, 2016, these related parties loaned a total of $27,725 to the Company.  Interest in the amount of $9,228 accrued on these loans and interest in the amount of $5,000 was paid.

During the year ended December 31, 2015 these related parties loaned a total of $39,288 to the Company and the Company paid $796 back against these loans.  Interest in the amount of $5,382 accrued on these loans and interest in the amount of $1,204 was paid.

As of December 31, 2016 the balance due to these related parties for these loans was $88,658 principal and accrued interest of $8,866.

NOTE 5 – ISSUANCE OF CONVERTIBLE PROMISSORY NOTES

During the year ended December 31, 2014, the Company issued a $40,000 convertible promissory note to the sole officer and director of the Company and a $15,000 convertible promissory note to another affiliated shareholder (the “Convertible Notes”). The Convertible Notes have a term of one year and accrue interest at the rate of 12% per annum. The holders of the Convertible Notes, may, at their option, convert all or any portion of the outstanding principal balance of, and all accrued interest on the Convertible Notes into shares of the Company’s common stock, par value $0.001 per share, at a conversion rate of $1.00 per share. For the years ended December 31, 2016 and 2015 interest accrued on these Notes in the amounts of $6,600 and $6,600 respectively. No interest has been paid on these Notes.

SEARS OIL AND GAS CORPORATION

Notes to the Financial Statements

December 31, 2016 and 2015

NOTE 5 – ISSUANCE OF CONVERTIBLE PROMISSORY NOTES (Continued)

As of December 31, 2016 the balance due to these related parties for these Notes was $55,000 principal and accrued interest of $18,281. (See Note 6)

During the year ended December 31, 2009, a shareholder of the Company loaned $15,000 to the Company. The note was later assigned to two non-affiliated entities. The Notes are accruing interest at the default rate of 23% per annum. The two holders of these Notes may each, at their option, convert all of the outstanding principal balance of, and all accrued interest on each Note into 1,500,000 shares of the Company’s common stock, par value $0.001 per share. For the years ended December 31, 2016 and 2015 interest accrued on these Notes in the amounts of $12,792 and $10,399 respectively. As of December 31, 2016 the balance due for these Notes was $15,000 principal and accrued interest of $53,404.

NOTE 6 – CONVERTIBLE NOTES AND LOANS PAYABLE – RELATED PARTIES

Convertible notes and loans payable – related parties consisted of the following:
	December 31, 2016	December 31, 2015
Loans payable to related parties, interest at 12% per annum, due on demand	88,658	60,933
Convertible notes payable to related parties, interest at 12% per annum, due on March 7, 2015 (in default), convertible into common stock at $1.00 per share	55,000	55,000
Total Convertible Notes and Loans Payable – Related Parties	143,658	115,933
Less: Current Portion	(143,658)	(115,933)
Long-Term Convertible Notes and Loans Payable – Related Parties	$ -	$ -

The Company did not record beneficial conversion feature elements on the convertible debt due to the conversion rate of $1.00 per share being greater than the estimated fair market value of the underlying shares on the date of issuance.

NOTE 7 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events for the period of December 31, 2016 through the date the financial statements were issued, and concluded there were no other events or transactions occurring during this period that required recognition or disclosure in its financial statements.