Form 10-Q
period 2017-03-31
Sears Oil & Gas
filed 2017-05-12
CIK 1434737

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

(Mark One)

[X] Quarterly  report  pursuant  to  Section  13  or  15(d)  of  the  Securities  Exchange  Act  of  1934  for  the quarterly period ended March 31, 2017.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [  ] No  [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [ ]	Smaller reporting company [X]
(Do not check if a smaller reporting company) Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   [  ]

Indicate by check mark whether the registrant is a shell Company (as defined in Rule 12b-2 of the Exchange Act). Yes [X]  No [  ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. The number of shares outstanding of the issuer’s common stock, $0.001 par value (the only class of voting stock), was 181,005 on April 20, 2017.

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

Item 1. – Financial Statements

As used herein, the terms “Sears Oil and Gas”, “we,” “our,” and “us” refer to Sears Oil and Gas Corporation, a Nevada corporation, unless otherwise indicated. The unaudited financial statements of registrant for the three months ended March 31, 2017 and 2016 follow. The condensed financial statements reflect all adjustments that are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.  All such adjustments are of a normal and recurring nature.

 SEARS OIL AND GAS CORPORATION

SEARS OIL AND GAS CORPORATION
Balance Sheets
(Unaudited)

ASSETS

	March 31,	December 31,
	2017	2016

CURRENT ASSETS

Cash and cash equivalents	$ 51	$ 93

TOTAL ASSETS	$ 51	$ 93

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable	$ 14,630	$ 14,105
Accrued interest	56,979	53,404
Accrued interest - related parties	31,412	27,147
Loans payable - related parties	90,758	88,658
Convertible notes payable	15,000	15,000
Convertible notes payable - related parties	55,000	55,000

Total Current Liabilities	263,779	253,314

TOTAL LIABILITIES	263,779	253,314

STOCKHOLDERS' EQUITY (DEFICIT)

Common stock, $0.001 par value; 100,000,000 shares
authorized, 181,005 shares issued and outstanding	181	181
Additional paid-in capital	101,819	101,819
Accumulated deficit	(365,728)	(355,221)

Total Stockholders' Equity (Deficit)	(263,728)	(253,221)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$ 51	$ 93

The accompanying notes are an integral part of these financial statements.

SEARS OIL AND GAS CORPORATION
Statements of Operations
(Unaudited)

	For the Three Months Ended
	March 31,
	2017	2016

NET REVENUES	$ -	$ -

OPERATING EXPENSES

Selling, general and administrative	2,667	12,790

Total Operating Expenses	2,667	12,790

LOSS FROM OPERATIONS	(2,667)	(12,790)

OTHER INCOME (EXPENSES)

Interest expense	(7,840)	(6,549)

Total Other Income (Expenses)	(7,840)	(6,549)

LOSS BEFORE INCOME TAXES	(10,507)	(19,339)

PROVISION FOR INCOME TAXES	-	-

NET LOSS	$ (10,507)	$ (19,339)

BASIC NET LOSS PER SHARE	$ (0.06)	$ (0.11)

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING	181,005	181,005

The accompanying notes are an integral part of these financial statements.

SEARS OIL AND GAS CORPORATION
Statements of Cash Flows
(Unaudited)

	For the Three Months Ended
	March 31,
	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$ (10,507)	$ (19,339)
Adjustments to reconcile net loss to net cash
used by operating activities:
Changes in operating assets and liabilities:
Accounts payable and accrued interest	4,100	3,820
Accrued interest - related parties	4,265	3,635

Net Cash Used by Operating Activities	(2,142)	(11,884)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from loans payable - related parties	2,100	11,500

Net Cash Provided by Financing Activities	2,100	11,500

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(42)	(384)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	93	1,119

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$ 51	$ 735

SUPPLEMENTAL DISCLOSURES:

Cash paid for interest	$ -	$ -
Cash paid for income taxes	$ -	$ -

The accompanying notes are an integral part of these financial statements.

SEARS OIL & GAS, INC.

Notes to the Financial Statements

March 31, 2017

(Unaudited)

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2017 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2016 audited financial statements.  The results of operations for the period ended March 31, 2017 are not necessarily indicative of the operating results for the full year.

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

NOTE 3 – LOANS PAYABLE – RELATED PARTIES

During the three months ended March 31, 2017, the Company received loans in the amount of $2,100 from related parties of the Company.  These loans accrue interest at the rate of 12% per annum, are due on demand and are not convertible into common stock of the Company.  The balance due on loans payable to related parties was $90,758 as of March 31, 2017.

NOTE 4 – ISSUANCE OF CONVERTIBLE PROMISSORY NOTES

In March 2014, the Company issued a $40,000 convertible promissory note to the sole officer and director of the Company and a $15,000 convertible promissory note to another affiliated shareholder (the “Convertible Notes”). The Convertible Notes had a term of one year expiring March 2015, and are now payable on demand, and accrue interest at the rate of 12% per annum. The holders of the Convertible Notes, may, at their option, convert all or any portion of the outstanding principal balance of, and all accrued interest on the Convertible Notes into shares of the Company’s common stock, par value $0.001 per share, at a conversion rate of $1.00 per share.  As of March 31, 2017 the balance due on these Convertible Notes was $55,000.

F-1

SEARS OIL & GAS, INC.

Notes to the Financial Statements

March 31, 2017

(Unaudited)

During the year ended December 31, 2009, a shareholder of the Company loaned $15,000 to the Company.  The note was later assigned to two non-affiliated entities.  The Notes are accruing interest at the default rate of 23% per annum.  The two holders of these Notes, may each, at their option, convert all or any portion of the outstanding principal balance of, and all accrued interest on each Note into 1,500,000 shares of the Company’s common stock, par value $0.001 per share.  As of March 31, 2017 the balance due on these Notes was $15,000.

NOTE 5 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events for the period of March 31, 2017 through the date the financial statements were issued, and concluded there were no other events or transactions occurring during this period that required recognition or disclosure in its financial statements.

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

During the three month period ending March 31, 2017 we had only minimal expenses, which mainly consisted of filing fees and expenses associated with our ongoing public reporting expenses, legal fees and minimal fees associated with searching out potential merger or acquisition targets.

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

Results of Operation

Three months ended March 31, 2017 compared to the three months ended March 31, 2016

For the three months ended March 31, 2017 and 2016, the Company had no revenue. For the three months ended March 31, 2017, the Company incurred $2,667 of selling, general and administrative expenses compared to $12,790 for the three months ended March 31, 2016.  Such expenses consist primarily of legal and accounting fees as well as annual fees required to maintain the Company’s corporate status.  For the three months ended March 31, 2017, the Company incurred $7,840 of interest expense on notes payable compared to $6,549 for the three months ended March 31, 2016.  The increase in interest expense is due to the increase in related party loans during the three months ended March 31, 2017.

As a result of the foregoing, the Company incurred a loss of $10,507 for the three months ended March 31, 2017 compared to a loss of $19,339 for the three months ended March 31, 2016.

Liquidity

As of March 31, 2017, the Company had $51 of cash and negative working capital of $263,728.  This compares with cash of $93 and negative working capital of $253,221 as of December 31, 2016.

For the three months ended March 31, 2017, the Company used cash of $2,142 in operations consisting of the loss of $10,507 which was offset by changes in accounts payable and accrued interest of $4,100 and changes in accrued interest due to related parties of $4,265.  This compares with $11,884 used in operations for the three months ended March 31, 2016 consisting of the loss of $19,339 which was offset by changes in accounts payable and accrued interest of $3,820 and changes in accrued interest due to related parties of $3,635.

There were no investing activities during either the three months ended March 31, 2017 or 2016.

For the three months ended March 31, 2017, financing activities provided $2,100 to the Company compared to $11,500 during the three months ended March 31, 2016.  These financing activities consisted of proceeds from loans payable to related parties.

As a result of the foregoing, there was a net decrease in cash of $42 for the three months ended March 31, 2017 from the cash on hand as of December 31, 2016.

From the date of inception (October 18th, 2005) to March 31, 2017 the Company has recorded a net loss of $365,728 most of which were expenses relating to the initial development of the Company and maintaining reporting company status with the SEC over the past 10 years.  In order to survive as a going concern, the Company will require additional capital investments or borrowed funds to meet cash flow projections and carry forward our business objectives. There can be no guarantee or assurance that we can raise adequate capital from outside sources to fund the proposed business. Failure to secure additional financing would result in business failure and a complete loss of any investment made into the Company.

Our ability to continue as a going concern in the next 12 months depends on our ability to obtain sources of capital to fund our continuing operations and to seek out potential merger and acquisition partners. As of March 31, 2017, our remaining cash balance is not sufficient to cover our current liabilities, obligations and working capital needs for the balance of 2017. We will continue to rely on loans from management and/or affiliated shareholders or we may raise additional capital through an interim financing to meet our general cash flow requirements until such time as we are able to complete the acquisition of an operating company.  There are no assurances, however, that we will be able raise the necessary additional capital, in which event we may be required to consider a premature reverse merger or business combination upon terms which may not be as favorable to our stockholders as a transaction in the future.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

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

Changes in Internal Controls

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

Item 3. DefaultsUpon Senior Securities

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

Date: May 12, 2017

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