Form 10-Q/A
period 2017-09-30
Sears Oil & Gas
filed 2018-01-31
CIK 1434737

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q/A

(Mark One)

☑ Quarterly  report  pursuant  to  Section  13  or  15(d)  of  the  Securities  Exchange  Act  of  1934  for  the quarterly period ended September 30, 2017.

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

Yes

☒ No

☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company) Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐

Indicate by check mark whether the registrant is a shell Company (as defined in Rule 12b-2 of the Exchange Act).Yes☒

No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. The number of shares outstanding of the issuer’s common stock, $0.001 par value (the only class of voting stock), was 3,181,005 on October 23, 2017.

EXPLANATORY NOTE:

Inadvertently filed wrong .htm and xbrl files (June 30, 2017 10Q) within the Edgar program. NO CHANGES to the September 30, 10Q have been made. Amendment made to file September 30, 2017 10Q.

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

Item 1. – Financial Statements

As used herein, the terms “Sears Oil and Gas”, “we,” “our,” and “us” refer to Sears Oil and Gas Corporation, a Nevada corporation, unless otherwise indicated. The unaudited financial statements of registrant for the nine months ended September 30, 2017 and 2016 follow. The condensed financial statements reflect all adjustments that are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.  All such adjustments are of a normal and recurring nature.

 SEARS OIL AND GAS CORPORATION

SEARS OIL AND GAS CORPORATION
Balance Sheets
(Unaudited)

ASSETS

	September 30,	December 31,
	2017	2016

CURRENT ASSETS

Cash and cash equivalents	$ 271	$ 93

TOTAL ASSETS	$ 271	$ 93

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable	$ 17,038	$ 14,105
Accrued interest	-	53,404
Accrued interest - related parties	40,588	27,147
Loans payable - related parties	108,803	88,658
Convertible notes payable	-	15,000
Convertible notes payable - related parties	55,000	55,000

Total Current Liabilities	221,429	253,314

TOTAL LIABILITIES	221,429	253,314

STOCKHOLDERS' EQUITY (DEFICIT)

Common stock, $0.001 par value; 100,000,000 shares
authorized, 3,181,005 and 181,005 shares issued
and outstanding, respectively	3,181	181
Additional paid-in capital	177,549	101,819
Accumulated deficit	(401,888)	(355,221)

Total Stockholders' Equity (Deficit)	(221,158)	(253,221)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$ 271	$ 93

The accompanying notes are an integral part of these financial statements.

SEARS OIL AND GAS CORPORATION
Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016

NET REVENUES	$ -	$ -	$ -	$ -

OPERATING EXPENSES

Selling, general and administrative	8,714	3,556	22,899	29,376

Total Operating Expenses	8,714	3,556	22,899	29,376

LOSS FROM OPERATIONS	(8,714)	(3,556)	(22,899)	(29,376)

OTHER INCOME (EXPENSES)

Interest expense	(7,400)	(7,357)	(23,768)	(21,003)

Total Other Income (Expenses)	(7,400)	(7,357)	(23,768)	(21,003)

LOSS BEFORE INCOME TAXES	(16,114)	(10,913)	(46,667)	(50,379)

PROVISION FOR INCOME TAXES	-	-	-	-

NET LOSS	$ (16,114)	$ (10,913)	$ (46,667)	$ (50,379)

BASIC NET LOSS PER SHARE	$ (0.01)	$ (0.06)	$ (0.09)	$ (0.28)

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING	1,159,266	181,005	510,675	181,005

The accompanying notes are an integral part of these financial statements.

F-1

SEARS OIL AND GAS CORPORATION
Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended
	September 30,
	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$ (46,667)	$ (50,379)
Adjustments to reconcile net loss to net cash
used by operating activities:
Changes in operating assets and liabilities:
Accounts payable and accrued interest	13,259	18,161
Accrued interest - related parties	13,441	6,504

Net Cash Used by Operating Activities	(19,967)	(25,714)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from loans payable - related parties	20,145	26,925

Net Cash Provided by Financing Activities	20,145	26,925

INCREASE IN CASH AND CASH EQUIVALENTS	178	1,211

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	93	1,119

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$ 271	$ 2,330

SUPPLEMENTAL DISCLOSURES:

Cash paid for interest	$ -	$ -
Cash paid for income taxes	$ -	$ -

Non-cash investing and financing activities:
Conversion of debt and accrued interest into common stock	$ 78,730	$ -

The accompanying notes are an integral part of these financial statements.

SEARS OIL & GAS, INC.

Notes to the Financial Statements

September 30, 2017

(Unaudited)

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2017 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2016 audited financial statements.  The results of operations for the period ended September  30, 2017 are not necessarily indicative of the operating results for the full year.

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

NOTE 3 – RELATED PARTY TRANSACTIONS

During the nine months ended September 30, 2017, the Company received loans in the amount of $20,145 from related parties of the Company.  These loans accrue interest at the rate of 12% per annum, are due on demand and are not convertible into common stock of the Company.  The balance due on loans payable to related parties was $108,803 as of September 30, 2017.

Beginning August 2017, the Company entered into an oral agreement to pay the Company’s sole director $500 per month as payment for use of his personal residence as the Company’s office and mailing address.  The Company has recorded rent expense of $1,000 during the three and nine months ended September 30, 2017 which is included in the selling, general and administrative expenses on the statements of operations.

During the three months ended September 30, 2017, a convertible promissory note held by two non-affiliated entities was assigned to the Company’s sole director and majority shareholder, and subsequently converted into common stock as noted in Note 4.

SEARS OIL & GAS, INC.

Notes to the Financial Statements

June 30, 2017

(Unaudited)

NOTE 4 – CONVERTIBLE PROMISSORY NOTES

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

During the year ended December 31, 2009, a shareholder of the Company loaned $15,000 to the Company.  The note was later assigned to two non-affiliated entities.  During the three months ended September 30, 2017, the note was assigned to the Company’s sole director and majority shareholder. The Note was accruing interest at the default rate of 23% per annum.  The holder of the Note had the option to convert all of the outstanding principal balance of, and all accrued interest on the Note into 3,000,000 shares of the Company’s common stock, par value $0.001 per share.  During the three months ended September 30, 2017, the convertible promissory note along with accrued interest of $63,730 was converted into 3,000,000 shares of common stock.

NOTE 5 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events for the period of September 30, 2017 through the date the financial statements were issued, and concluded there were no other events or transactions occurring during this period that required recognition or disclosure in its financial statements.

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

During the nine month period ending September 30, 2017 we had only minimal expenses, which mainly consisted of filing fees and expenses associated with our ongoing public reporting expenses, legal fees and minimal fees associated with searching out potential merger or acquisition targets.

We do not currently engage in any business activities that provide us with positive cash flows. As such, the costs of investigating and analyzing business combinations for the next approximately 12 months and beyond will be paid with our current cash and if necessary, with additional funds raised through other sources, which may not be available on favorable terms, if at all.

Our principal executive office is currently located at the home of Mark A. Scharmann, our sole officer and director. Beginning August 2017, the Company entered into an oral agreement to pay Mr. Scharmann $500 per month as payment for use of his personal residence as the Company’s office and mailing address.   During the next 12 months we anticipate incurring costs related to:

•

filing of our quarterly, annual and other reports under the Securities Exchange Act of 1934, including legal, accounting and filing fees, and

•

costs relating to consummating an acquisition.

We do not believe that we will be able to meet these costs with our current cash on hand and will require additional debt or equity funding in order to maintain operations.

Results of Operation

Three and nine months ended September 30, 2017 compared to the three and nine months ended September 30, 2016

For the three months ended September 30, 2017 and 2016, the Company had no revenue.  For the three months ended September 30, 2017, the Company incurred $8,714 of selling, general and administrative expenses compared to $3,556 for the three months ended September 30, 2016.  For the nine months ended June 30, 2017, the Company incurred $22,899 of selling, general and administrative expenses compared to $29,376 for the nine months ended September 30, 2016.  Such expenses consist primarily of legal and accounting fees as well as annual fees required to maintain the Company’s corporate status.  For the three months ended September 30, 2017, the Company incurred $7,400 of interest expense on notes payable compared to $7,357 for the three months ended September 30, 2016.  For the nine months ended September 30, 2017, the Company incurred $23,768 of interest expense on notes payable compared to $21,003 for the nine months ended September 30, 2016.  The increase in interest expense is due to the increase in related party loans during the three and nine months ended September 30, 2017.

As a result of the foregoing, the Company incurred a loss of $16,114 and $46,667, respectively, for the three and nine months ended June 30, 2017 compared to a loss of $10,913 and $50,379, respectively, for the three and nine months ended September 30, 2016.

Liquidity

As of September 30, 2017, the Company had $271 of cash and negative working capital of $221,158.  This compares with cash of $93 and negative working capital of $253,221 as of December 31, 2016.

For the nine months ended September 30, 2017, the Company used cash of $19,967 in operations consisting of the loss of $46,667 which was offset by changes in accounts payable and accrued interest of $13,259 and changes in accrued interest due to related parties of $13,441. This compares with $25,714 used in operations for the nine months ended September 30, 2016 consisting of the loss of $50,379 which was offset by changes in accounts payable and accrued interest of $18,161 and changes in accrued interest due to related parties of $6,504.

There were no investing activities during either the nine months ended September 30, 2017 or 2016.

For the nine months ended September 30, 2017, financing activities provided $20,145 to the Company compared to $26,925 during the nine months ended September 30, 2016.  These financing activities consisted of proceeds from loans payable to related parties.

As a result of the foregoing, there was an increase of $178 in cash for the nine months ended September 30, 2017 from the cash on hand as of December 31, 2016.

From the date of inception (October 18, 2005) to September 30, 2017 the Company has recorded an accumulated deficit of $401,888 most of which were expenses relating to the initial development of the Company and maintaining reporting company status with the SEC over the past 10 years.  In order to survive as a going concern, the Company will require additional capital investments or borrowed funds to meet cash flow projections and carry forward our business objectives. There can be no guarantee or assurance that we can raise adequate capital from outside sources to fund the proposed business. Failure to secure additional financing would result in business failure and a complete loss of any investment made into the Company.

Our ability to continue as a going concern in the next 12 months depends on our ability to obtain sources of capital to fund our continuing operations and to seek out potential merger and acquisition partners. As of September 30, 2017, our remaining cash balance is not sufficient to cover our current liabilities, obligations and working capital needs for the balance of 2017. We will continue to rely on loans from management and/or affiliated shareholders or we may raise additional capital through an interim financing to meet our general cash flow requirements until such time as we are able to complete the acquisition of an operating company.  There are no assurances, however, that we will be able raise the necessary additional capital, in which event we may be required to consider a premature reverse merger or business combination upon terms which may not be as favorable to our stockholders as a transaction in the future.

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

Date: January 31, 2018

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