Form 10-K
period 2017-12-31
Sears Oil & Gas
filed 2018-04-17
CIK 1434737

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

________________

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2017

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

   Yes ☐    No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                                                                           Yes ☒          No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

 Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,”and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller Reporting Company ☒ Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   o

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☒   No ☐

As of June 30, 2017, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the outstanding shares of the registrant's common stock held by non-affiliates was $179,487, based upon a closing price of $3.10 per common share.

As of April 16, 2018, the Registrant had outstanding 3,181,005 shares of Common Stock with a par value of $0.001 per share.

DOCUMENTS INCORPORATED BY REFERENCE

     List hereunder the following documents if incorporated by reference and the part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated:  (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933.  The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 31, 2017).

None.

2

INDEX

SEARS OIL AND GAS CORPORATION

PART I.

Cautionary Note

This Annual Report on Form 10-K contains forward-looking statements which are subject to a number of risks and uncertainties. All statements that are not historical facts are forward-looking statements, including statements about our business strategy, the effect of Generally Accepted Accounting Principles ("GAAP") pronouncements, uncertainty regarding our future operating results and our profitability, anticipated sources of funds and all plans, objectives, expectations and intentions and the statements regarding future potential revenue, gross margins and our prospects for fiscal 2018. These statements appear in a number of places and can be identified by the use of forward-looking terminology such as "may," "will," "should," "expect," "plan," "anticipate," "believe," "estimate," "predict," "future," "intend," or "certain" or the negative of these terms or other variations or comparable terminology, or by discussions of strategy.

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

Description of Business

The Company intends to continue to seek, investigate and, if warranted, acquire an interest in a business opportunity. Management has not established any firm criteria with respect to the type of business with which the Company desires to become involved and will consider participating in a business enterprise in a variety of different industries or areas with no limitation as to the geographical location of the enterprise.  The Company’s management will have unrestricted discretion in reviewing, analyzing, and ultimately selecting a business enterprise for acquisition or participation by the Company.  It is anticipated that any enterprise ultimately selected will be selected by management based on its analysis and evaluation of the business and financial condition of the enterprise, as well as its business plan, potential for growth, and other factors, none of which can be anticipated to be controlling.  If the Company is able to locate a suitable business enterprise, the decision to acquire or participate in the enterprise may be made by the Company’s board of directors without stockholder approval.  Approval may also be obtained pursuant to the consent of a majority of the Company’s stockholders and, since the principal stockholders of the Company own approximately 96% of the Company’s outstanding shares, they would be able to approve any transaction with the affirmative vote of a limited number of additional shares.  Further, it is anticipated that the acquisition of or participation in an enterprise may involve the issuance by the Company of a controlling interest in the Company, which would dilute the respective equity interests of the Company’s stockholders and may also result in a reduction of the Company’s net tangible asset value per share.

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

4

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

Facilities

The Company’s principal executive office is currently located at the home of Mark A. Scharmann, our sole officer and director. Beginning August 2017, the Company entered into an oral agreement to pay Mr. Scharmann $500 per month as payment for use of his personal residence as the Company’s office and mailing address.

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

6

candidate for our business.

We currently do not have adequate funds to cover the costs associated with maintaining our status as a Reporting Company.

As of December 31, 2017 the Company had approximately $534 cash available.

We lack an operating history and have losses which we expect to continue into the future. As a result, we may have to suspend or cease activities, which would result in a complete loss of any investment made into the Company.

We were incorporated on October 18, 2005 and we have not started any business activities or realized any revenues. We have no operating history upon which an evaluation of our future success or failure can be made. As of December 31, 2017 our net loss since inception was $579,608.  Based upon current plans, we expect to incur operating losses in future periods.

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

ITEM 1B	UNRESOLVED STAFF COMMENTS.

None.

ITEM 2	PROPERTIES.

We do not own any property. The principal offices are located at 1661 Lakeview Circle, Ogden, Utah 84403

ITEM 3	LEGAL PROCEEDINGS.

Sears Oil and Gas is not currently a party to any legal proceedings.

ITEM 4	MINE SAFETY DISCLOSURES.

 None.

PART II

ITEM 5	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

The Company’s common stock is included on the OTC Pink Marketplace under the symbol “SRSG.”  On March 13, 2018, the published closing price was $3.10 for the Company’s common stock on the OTC Pink Marketplace.

At December 31, 2017, there were approximately 35 holders of record of the Company’s common stock, as reported by the Company’s transfer agent.  In computing the number of holders of record, each broker-dealer and clearing corporation holding shares on behalf of its customers is counted as a single stockholder.

The Following represents trading ranges per quarter.

Quarter Ending

3/31/2016

High   $1.99  Low $1.99

Quarter Ending

6/30/2016

High   $1.80 Low $1.80

Quarter Ending

9/30/2016

High   $2.09 Low $1.80

Quarter Ending

12/31/2016

High   $2.93 Low $2.10

Quarter Ending

3/31/2017

High   $4.00 Low $2.15

Quarter Ending

6/30/2017

High   $3.90 Low $3.00

Quarter Ending

9/30/2017

High   $ NA  Low $ NA

Quarter Ending

12/31/2017

High   $ NA  Low $ NA

No dividends have ever been paid on the Company’s securities, and the Company has no current plans to pay dividends in the foreseeable future.

Equity Compensation Plans

We do not have in effect any compensation plans under which our equity securities are authorized for issuance and we do not have any outstanding stock options.

Transfer Agent

New Horizon Transfer Inc, Suite 215-515 West Pender Street, Vancouver, B.C., V6B 6H5, Canada, serves as the transfer agent and registrar for our common stock.

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

We have not adopted a stock repurchase plan and we did not purchase any shares of our equity securities during the 2017 fiscal year.

ITEM 6	SELECTED FINANCIAL DATA.

Not Applicable.  The Company is a “smaller reporting company.”

ITEM 7	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion is intended to assist in the understanding and assessment of significant changes and trends related to the results of operations and financial condition of Sears Oil and Gas Corporation for the years ended December 31, 2017 and 2016.

The Company is a shell company that conducts no active business operations and is seeking business opportunities for acquisition or participation by the Company.

8

The Report of Independent Registered Public Accounting Firm on the Company’s 2017 audited financial statements addresses an uncertainty about the Company’s ability to continue as a going concern, indicating that the Company has incurred losses since its inception and has no on-going operations.  The report further indicates that these factors raise substantial doubt about the Company’s ability to continue as a going concern.  At December 31, 2017, the Company had a working capital deficit of $234,084 and a stockholders’ deficit of $234,084.  The Company incurred net losses of $224,387 and $63,591 for its fiscal years ended December 31, 2017 and 2016, respectively.  The Company has not entered into any agreements or arrangements for the provision of additional debt or equity financing and there can be no assurance that it will be able to obtain the additional debt or equity capital required to continue its operations.

Critical Accounting Policies

The preparation of our financial statements and notes thereto requires management to make estimates and assumptions that affect the amounts and disclosures reported within those financial statements. On an ongoing basis, management evaluates its estimates, including those related to revenue recognition, contingencies, litigation and income taxes. Management bases its estimates and judgments on historical experiences and on various other factors believed to be reasonable under the circumstances. Actual results under circumstances and conditions different than those assumed could result in differences from the estimated amounts in the financial statements. There have been no material changes to these policies during fiscal 2017 and 2016.  As of December 31, 2017 the Company has not identified any critical estimates that are used in the preparation of the financial statements.

Liquidity and Capital Resources. As of December 31, 2017 we had cash of $534 and a negative working capital of $234,084.  This compares with cash of $93 and negative working capital of $253,221 as of December 31, 2016.

Net cash used by operating activities totaled $23,704 for the year-ended December 31, 2017 consisting of a loss from operations of $224,387 which was partially offset by a $164,794 loss on extinguishment of debt, a change in accounts payable and accrued expenses of $17,452 and a change in accrued interest – related parties of $18,437. This compares with net cash used in operating activities of $28,751 for the year-ended December 31, 2016 consisting of a loss from operations of $63,591 and a change in accounts payable and accrued expenses of $24,012 and a change in accrued interest – related parties of $10,828.

There were no investing activities in either the year-ended December 31, 2017 or 2016.

Net cash provided by financing activities totaled $24,145 for the year-ended December 31, 2017 consisting of loans and advances from related parties.  This compares with net cash provided by financing activities of $27,725 for the year-ended December 31, 2016 consisting of loans and advances from related parties.

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

Results of Operations. We did not have revenue for either the year-ended December 31, 2017 or 2016. For the year-ended December 31, 2017, we incurred $30,830 of administrative expenses compared to $34,971 for the year-ended December 31, 2016.  For the year-ended December 31, 2017 we incurred $28,763 of interest expense on notes payable and a loss on extinguishment of debt in the amount of $164,794.  The loss on extinguishment of debt arose from the excess value of shares that were issued over the value of the debt settled.  This compares with $28,620 of interest expense for the year-ended December 31, 2016.

As a result of the foregoing, we incurred a loss of $224,387 for the year-ended December 31, 2017 compared to a loss of $63,591 for the year-ended December 31, 2016. Since incorporation we have incurred a loss of $579,608.

Off-Balance Sheet Arrangements. None

Contractual Obligations.  None

Recent Accounting Pronouncements

We have reviewed accounting pronouncements issued during the past two years and have adopted any that are applicable to our company.  We have determined that none had a material impact on our financial position, results of operations, or cash flows for the years ended December 31, 2017 and 2016.

ITEM 7A	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We do not currently hold any market risk sensitive instruments entered into for hedging transaction risks related to foreign currencies. In addition, we have not entered into any transactions with derivative financial instruments for trading purposes.

ITEM 8	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Our financial statements appear beginning on page F-17, immediately following the signature page of this report.

ITEM 9	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

ITEM 9A	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2017, these disclosure controls and procedures were ineffective to ensure that all information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rule and forms; and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting.  Based on our evaluation, management concluded that our internal control over financial reporting was ineffective for both of our fiscal years ended December 31, 2017 and December 31, 2016.  A material weakness in internal control over financial reporting is defined by the Public Company Accounting Oversight Board’s Audit Standard No. 5 as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis.  A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of our financial reporting.

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

10

even an effective internal control system may not prevent or detect material misstatements on a timely basis.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Controls

There have been no changes in our internal control over financial reporting that occurred during our fiscal year ended December 31, 2017 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

ITEM 9B	OTHER INFORMATION.

NONE

PART III

ITEM 10	DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Sears Oil and Gas Corporation’s executive officer and director and his respective age as of December 31, 2017 are as follows:

Directors:

Name of Director	Age
Mark A. Scharmann	59

Executive Officers:

Name of Officer	Age	Office
Mark A. Scharmann	59	President, Chief Executive Officer

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

Audit Committee.   We have not established an Audit Committee because of our limited operations; and because we have only one director and officer, we believe that we are able to effectively manage the issues normally considered by a Audit Committee.

Code of Ethics. We have adopted a Code of Ethics for our principal executive and financial officers.  Our Code of Ethics is filed as an Exhibit to our registration statement filed on May 30, 2008.

ITEM 11	EXECUTIVE COMPENSATION.

Summary Compensation Table

	Annual Compensation				Long-Term Compensation
Name and Principal Position	Year	Salary ($)	Bonus	Other Annual Compensation ($)	Restricted Stock Awards ($)	Securities Underlying Options (#)	LTIP Payouts ($)	All Other Compensation ($)

Mark A. Scharmann	2016	-	-	-	-	-	-	-
Officer and Director	2017	-	-	-	-	-	-	-

There has been no cash payment paid to the executive officer for services rendered in all capacities to us for the period ended December 31, 2017. There has been no compensation awarded to, earned by, or paid to the executive officer by any person for services rendered in all capacities to us for the fiscal period ended December 31, 2017.  No compensation is anticipated within the next six months to any officer or director of the Company.

Stock Option Grants

We did not grant any stock options to the executive officer during the most recent fiscal period ended December 31, 2017.  We have also not granted any stock options to the executive officer of the Company.

ITEM 12	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

 The following table provides the names and addresses of each person known to Sears Oil and Gas Corporation to own more than 5% of the outstanding common stock as of December 31, 2017, and by the Officers and Directors, individually and as a group. Except as otherwise indicated, all shares are owned directly.

Title Of Class	Name, Title and Address of Beneficial Owner of Shares	Amount of Beneficial Ownership
			%

Common	Mark A. Scharmann, President and Director 1661 Lakeview Cir, Ogden, UT 84403	3,061,553	96.24%

	All Directors and Officers as a group	3,061,553	96.24%

The percent of class is based on 3,181,005 shares of common stock issued and outstanding as of December 31, 2017.

ITEM 13	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

During the year ended December 31, 2017, related parties of the company loaned a total of $24,145 to the Company in order to pay for expenses and continue the reporting requirements with the Securities and Exchange Commission.  The balance due to these related parties was $167,803 plus accrued interest of $45,584 as of December 31, 2017.

Beginning August 2017, the Company entered into an oral agreement to pay the Company’s sole director $500 per month as payment for use of his personal residence as the Company’s office and mailing address.

During the three months ended September 30, 2017, a convertible promissory note totaling $15,000 was assigned to the Company’s sole director.  The note and $63,730 in accrued interest were subsequently converted into 3,000,000 shares of common stock valued at $243,524, resulting in a loss on extinguishment of debt of $164,794.

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

The amounts paid to our independent auditing firm for each of the past two calendar years are as follows:

2017

2016

Auditing

$8 900

$7,600

Tax services

Other servicesi

________         __________

 Total

$8,900

$7,600

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

Date: April 17, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Sears Oil and Gas Corporation

Salt Lake City, Utah

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Sears Oil and Gas Corporation (the Company) as of December 31 2017, and the related statements of operations,  stockholders’ deficit, and cash flows for the year then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provide a reasonable basis for our opinion.

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

/s/ Pinnacle Accountancy Group of Utah

We have served as the Company’s auditor since February 2018.

Pinnacle Accountancy Group of Utah

Farmington, Utah

Farmington Office:                                            Members of the AICPA and UACPA                                           Ogden Office:

1438 North Highway 89, Ste. 120               www.pinncpas.com     3590 Harrison Blvd. Ste. GL-2

Farmington, UT 84025  Ogden, UT 84403

(801) 447-9572            (801) 399-1183

F-16

PRITCHETT, SILER & HARDY, P.C.

CERTIFIED PUBLIC ACCOUNTANTS

A PROFESSIONAL CORPORATION

1438 N. HIGHWAY 89, STE. 130

FARMINGTON, UTAH 84025

_______________

(801) 447-9572     FAX (801) 447-9578

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Sears Oil and Gas, Corporation

Ogden, Utah

We have audited the accompanying balance sheet of Sears Oil and Gas, Corporation as of December 31, 2016 and the related statements of operations, stockholders’ deficit and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sears Oil and Gas, Corporation as of December 31, 2016 and the results of its operations and cash flows for the years then ended in conformity with generally accepted accounting principles in the United States of America.

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

/s/ Pritchett, Siler & Hardy, P.C.

Pritchett, Siler & Hardy, P.C

Farmington, Utah

April 10, 2017

SEARS OIL AND GAS CORPORATION
Balance Sheets

ASSETS

	December 31,	December 31,
	2017	2016

CURRENT ASSETS

Cash and cash equivalents	$ 534	$ 93

TOTAL ASSETS	$ 534	$ 93

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable	$ 21,231	$ 14,105
Accrued interest	-	53,404
Accrued interest - related parties	45,584	27,147
Loans payable - related parties	112,803	88,658
Convertible notes payable	-	15,000
Convertible notes payable - related parties	55,000	55,000

Total Current Liabilities	234,618	253,314

TOTAL LIABILITIES	234,618	253,314

STOCKHOLDERS' EQUITY (DEFICIT)

Common stock, $0.001 par value; 100,000,000 shares
authorized, 3,181,005 and 181,005 shares issued
and outstanding, respectively	3,181	181
Additional paid-in capital	342,343	101,819
Accumulated deficit	(579,608)	(355,221)

Total Stockholders' Equity (Deficit)	(234,084)	(253,221)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$ 534	$ 93

The accompanying notes are an integral part of these financial statements.

SEARS OIL AND GAS CORPORATION
Statements of Operations

	For the Years Ended
	December 31,
	2017	2016

NET REVENUES	$ -	$ -

OPERATING EXPENSES

Selling, general and administrative	30,830	34,971

Total Operating Expenses	30,830	34,971

LOSS FROM OPERATIONS	(30,830)	(34,971)

OTHER INCOME (EXPENSES)

Loss on extinguishment of debt	(164,794)	-
Interest expense	(28,763)	(28,620)

Total Other Income (Expenses)	(193,557)	(28,620)

LOSS BEFORE INCOME TAXES	(224,387)	(63,591)

PROVISION FOR INCOME TAXES	-	-

NET LOSS	$ (224,387)	$ (63,591)

BASIC NET LOSS PER SHARE	$ (0.19)	$ (0.35)

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING	1,183,745	181,005

The accompanying notes are an integral part of these financial statements.

SEARS OIL AND GAS COMPANY
Statements of Stockholders' Equity (Deficit)
For the Period January 1, 2016 through December 31, 2017

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity

Balance, January 1, 2016	181,005	181	101,819	(291,630)	(189,630)

Net loss for the year ended
December 31, 2016	-	-	-	(63,591)	(63,591)

Balance, December 31, 2016	181,005	181	101,819	(355,221)	(253,221)

Stock issued for the conversion of debt	3,000,000	3,000	240,524	-	243,524

Net loss for the year ended
December 31, 2017	-	-	-	(224,387)	(224,387)

Balance, December 31, 2017	3,181,005	$ 3,181	$ 342,343	$ (579,608)	$ (234,084)

The accompanying notes are an integral part of these financial statements.

SEARS OIL AND GAS CORPORATION
Statements of Cash Flows

	For the Years Ended
	December 31,
	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$ (224,387)	$ (63,591)
Adjustments to reconcile net loss to net cash
used by operating activities:
Loss on extinguishment of debt	164,794	-
Changes in operating assets and liabilities:
Accounts payable and accrued interest	17,452	24,012
Accrued interest - related parties	18,437	10,828

Net Cash Used by Operating Activities	(23,704)	(28,751)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from loans payable - related parties	24,145	27,725

Net Cash Provided by Financing Activities	24,145	27,725

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	441	(1,026)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	93	1,119

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$ 534	$ 93

SUPPLEMENTAL DISCLOSURES:

Cash paid for interest	$ -	$ 5,000
Cash paid for income taxes	$ -	$ -

Non-cash investing and financing activities:
Assignment of Convertible Notes Payable to Related Party	$ 15,000	$ -
Conversion of related party debt and accrued interest into common stock	$ 78,730	$ -

The accompanying notes are an integral part of these financial statements.

SEARS OIL AND GAS CORPORATION

Notes to the Financial Statements

December 31, 2017 and 2016

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

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Basic Loss Per Share - The computations of basic loss per share of common stock are based on the weighted average number of shares outstanding at the date of the financial statements. The convertible debt was not included as it would be anti-dilutive due to continuing losses.

Year Ended	Loss (Numerator)	Shares (Denominator)	Per Share Amount
December 31, 2017	$ (224,387)	1,183,745	$ (0.19)
December 31, 2016	$ (63,591)	181,005	$ (0.35)

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

We have reviewed accounting pronouncements issued during the past two years and have adopted any that are applicable to our company.  We have determined that none had a material impact on our financial position, results of operations, or cash flows for the years ended December 31, 2017 and 2016.

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

Concentration of Risk - Cash - The Company at times may maintain a cash balance in excess of insured limits. At December 31, 2017, the Company has no cash in excess of insured limits.

SEARS OIL AND GAS CORPORATION

Notes to the Financial Statements

December 31, 2017 and 2016

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

NOTE 3 -   INCOME TAXES

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

At December 31, 2017 the Company had net operating loss carryforwards of approximately $580,000 that may be offset against future taxable income through 2037.  No tax benefits have been reported in the financial statements, because the potential tax benefits of the net operating loss carry forwards are offset by a valuation allowance of the same amount.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations.  Should a change in ownership occur, net operating loss carryforwards may be limited as to use in the future.

Net deferred tax assets consist of the following components as of December 31, 2017 and 2016:

	2017	2016
Deferred tax assets:
NOL Carryover	$ 151,000	$ 92,000
Valuation allowance	(151,000)	(92,000)
Net deferred tax asset	$ -	$ -

SEARS OIL AND GAS CORPORATION

Notes to the Financial Statements

December 31, 2017 and 2016

The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rates to pretax income from continuing operations for the years ended December 31, 2017 and 2016 due to the following:

	2017	2016
Current Federal Tax (34%)	$ 76,300	$ 21,621
Current State Tax (5%)	11,200	3,180
Impact of Newly Enacted rates on deferred taxes	(28,500)	-
Change in valuation allowance	(59,000)	(24,801)
	$ -	$ -

At December 31, 2017, the Company had no unrecognized tax benefits that, if recognized, would affect the effective tax rate.

The Company did not have any tax positions for which it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease within the next 12 months.

The Company includes interest and penalties arising from the underpayment of income taxes in the consolidated statements of operations in the provision for income taxes.  As of December 31, 2017 and 2016, the Company had no accrued interest or penalties related to uncertain tax positions.

The tax years that remain subject to examination by major taxing jurisdictions are those for the years ended December 31, 2017, 2016 and 2015.

NOTE 4 -   GOING CONCERN

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  However, the Company has incurred losses since inception and does not have significant cash or other current assets, nor does it have an established source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern.  The Company intends to raise additional capital when required to produce crude oil from tar sands.  When and if these activities provide sufficient revenues it would allow it to continue as a going concern. In the interim the Company is working toward raising operating capital through the private placement of its common stock or debt instruments.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plan described in the preceding paragraph and eventually attain profitable operations.  The accompanying financial statements do not include any adjustments that may be necessary if the Company is unable to continue as a going concern.

NOTE 5 – LOANS AND ADVANCES FROM RELATED PARTIES

During the years ended December 31, 2017 and 2016, the sole officer and director of the company and another affiliated shareholder made loans to the Company in order to pay for expenses and continue the reporting requirements with the Securities and Exchange Commission.  These loans accrue interest at the rate of 12% per annum, are due on demand and are not convertible into common stock of the Company.

During the year ended December 31, 2017, these related parties loaned a total of $24,145 to the Company.  Interest in the amount of $11,837 accrued on these loans.  As of December 31, 2017 the balance due to these related parties for these loans was $112,803 principal and accrued interest of $20,703.

During the year ended December 31, 2016, these related parties loaned a total of $27,725 to the Company.  Interest in the amount of $9,228 accrued on these loans and interest in the amount of $5,000 was paid.  As of December 31, 2016 the balance due to these related parties for these loans was $88,658 principal and accrued interest of $8,866.

Beginning August 2017, the Company entered into an oral agreement to pay the Company’s sole director $500 per month as payment for use of his personal residence as the Company’s office and mailing address.  The Company has recorded rent expense of

SEARS OIL AND GAS CORPORATION

Notes to the Financial Statements

December 31, 2017 and 2016

$2,500 during the year ended December 31, 2017 which is included in the selling, general and administrative expenses on the statements of operations.

During the three months ended September 30, 2017, a convertible promissory note held by two non-affiliated entities was assigned to the Company’s sole director and majority shareholder, and subsequently converted into common stock as noted in Note 6.

NOTE 6 – CONVERTIBLE PROMISSORY NOTES / RELATED AND NON-RELATED PARTIES

In March 2014, the Company issued a $40,000 convertible promissory note to the sole officer and director of the Company and a $15,000 convertible promissory note to another affiliated shareholder (the “Convertible Notes”). The Convertible Notes had a term of one year expiring March 2015, and are now payable on demand, and accrue interest at the rate of 12% per annum. The holders of the Convertible Notes, may, at their option, convert all or any portion of the outstanding principal balance of, and all accrued interest on the Convertible Notes into shares of the Company’s common stock, par value $0.001 per share, at a conversion rate of $1.00 per share. For the years ended December 31, 2017 and 2016 additional interest accrued on these Notes in the amount of $6,600 and $6,600, respectively.  No interest has been paid on these Notes.

As of December 31, 2017 the balance due to these related parties for these Notes was $55,000 principal and accrued interest of $24,881. (See Note 8)

During the year ended December 31, 2009, a shareholder of the Company loaned $15,000 to the Company. The note was later assigned to two non-affiliated entities. During the three months ended September 30, 2017, the note was assigned to the Company’s sole director and majority shareholder.  The Note was accruing interest at the default rate of 23% per annum. The holder of the Note had the option to convert all of the outstanding principal balance and all accrued interest on the Note into 3,000,000 shares of the Company’s common stock, par value $0.001 per share.  In August 2017, the convertible promissory note along with accrued interest of $63,730 was converted into 3,000,000 shares of  the Company’s previously authorized but unissued common stock.  The value of the shares issued was determined to be $243,524, based on the Company’s enterprise value at the effective date of the agreement, as the lack of trading volume of the Company’s public shares was not a feasible determinant of value. The excess of the fair value of the stock issued over the value of the debt settled of $164,794 has been recorded as a loss on extinguishment of debt.  The issuance of common stock resulted in a change in control of the Company [See Note 7].

NOTE 7 – CHANGE IN CONTROL

During the three months ended September 30, 2017, a convertible promissory note was assigned to the Company’s sole officer and director, and subsequently converted into 3,000,000 shares of the Company’s previously authorized but unissued common stock.  This resulted in a change of control, as our sole officer and director owns 96% of the Company’s issued and outstanding shares [See Note 6].

SEARS OIL AND GAS CORPORATION

Notes to the Financial Statements

December 31, 2017 and 2016

NOTE 8 – CONVERTIBLE NOTES AND LOANS PAYABLE – RELATED PARTIES

Convertible notes and loans payable – related parties consisted of the following:
	December 31, 2017	December 31, 2016
Loans payable to related parties, interest at 12% per annum, due on demand	112,803	88,658
Convertible notes payable to related parties, interest at 12% per annum, due on March 7, 2015 (in default), convertible into common stock at $1.00 per share	55,000	55,000
Total Convertible Notes and Loans Payable – Related Parties	167,803	143,658
Less: Current Portion	(167,803)	(143,658)
Long-Term Convertible Notes and Loans Payable – Related Parties	$ -	$ -

The Company did not record beneficial conversion feature elements on the convertible debt due to the conversion rate of $1.00 per share being greater than the estimated fair market value of the underlying shares on the date of issuance.

NOTE 9 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events for the period of December 31, 2017 through the date the financial statements were issued, and concluded there were no other events or transactions occurring during this period that required recognition or disclosure in its financial statements.

Endnotes