Form 10-Q
period 2018-03-31
Sears Oil & Gas
filed 2018-05-15
CIK 1434737

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

(Mark One)

☑ Quarterly  report  pursuant  to  Section  13  or  15(d)  of  the  Securities  Exchange  Act  of  1934  for  the quarterly period ended March 31, 2018.

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

No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. The number of shares outstanding of the issuer’s common stock, $0.001 par value (the only class of voting stock), was 3,181,005 on May 3, 2018.

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

Item 1. – Financial Statements

As used herein, the terms “Sears Oil and Gas”, “we,” “our,” and “us” refer to Sears Oil and Gas Corporation, a Nevada corporation, unless otherwise indicated. The unaudited financial statements of registrant for the three months ended March 31, 2018 and 2017 follow. The condensed financial statements reflect all adjustments that are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.  All such adjustments are of a normal and recurring nature.

 SEARS OIL AND GAS CORPORATION

SEARS OIL AND GAS CORPORATION
Balance Sheets
(Unaudited)

ASSETS

	March 31,	December 31,
	2018	2017

CURRENT ASSETS

Cash and cash equivalents	$ 667	$ 534

TOTAL ASSETS	$ 667	$ 534

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable	$ 19,941	$ 21,231
Accrued interest - related parties	50,766	45,584
Loans payable - related parties	122,078	112,803
Convertible notes payable - related parties	55,000	55,000

Total Current Liabilities	247,785	234,618

TOTAL LIABILITIES	247,785	234,618

STOCKHOLDERS' EQUITY (DEFICIT)

Common stock, $0.001 par value; 100,000,000 shares
authorized, 3,181,005 and 181,005 shares issued
and outstanding, respectively	3,181	3,181
Additional paid-in capital	342,343	342,343
Accumulated deficit	(592,642)	(579,608)

Total Stockholders' Equity (Deficit)	(247,118)	(234,084)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$ 667	$ 534

The accompanying notes are an integral part of these financial statements.

SEARS OIL AND GAS CORPORATION
Statements of Operations
(Unaudited)

	For the Three Months Ended
	March 31,
	2018	2017

NET REVENUES	$ -	$ -

OPERATING EXPENSES

Selling, general and administrative	7,852	2,667

Total Operating Expenses	7,852	2,667

LOSS FROM OPERATIONS	(7,852)	(2,667)

OTHER INCOME (EXPENSES)

Interest expense	(5,182)	(7,840)

Total Other Income (Expenses)	(5,182)	(7,840)

LOSS BEFORE INCOME TAXES	(13,034)	(10,507)

PROVISION FOR INCOME TAXES	-	-

NET LOSS	$ (13,034)	$ (10,507)

BASIC NET LOSS PER SHARE	$ (0.00)	$ (0.06)

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING	3,181,005	181,005

The accompanying notes are an integral part of these financial statements.

SEARS OIL AND GAS CORPORATION
Statements of Cash Flows
(Unaudited)

	For the Three Months Ended
	March 31,
	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$ (13,034)	$ (10,507)
Adjustments to reconcile net loss to net cash
used by operating activities:
Changes in operating assets and liabilities:
Accounts payable	(1,290)	4,100
Accrued interest - related parties	5,182	4,265

Net Cash Used by Operating Activities	(9,142)	(2,142)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from loans payable - related parties	9,275	2,100

Net Cash Provided by Financing Activities	9,275	2,100

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	133	(42)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	534	93

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$ 667	$ 51

SUPPLEMENTAL DISCLOSURES:

Cash paid for interest	$ -	$ -
Cash paid for income taxes	$ -	$ -

The accompanying notes are an integral part of these financial statements.

F-1

SEARS OIL & GAS, INC.

Notes to the Financial Statements

March 31, 2018

(Unaudited)

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2018 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2017 audited financial statements.  The results of operations for the period ended March 31, 2018 are not necessarily indicative of the operating results for the full year.

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

NOTE 3 – RELATED PARTY TRANSACTIONS

During the three months ended March 31, 2018 and 2017, the Company received loans in the amount of $9,275 and $2,100 from related parties of the Company.  These loans accrue interest at the rate of 12% per annum, are due on demand and are not convertible into common stock of the Company.  The balances due on loans payable to related parties were $122,078 and $112,803 plus accrued interest as of March 31, 2018 and December 31, 2017.

Beginning August 2017, the Company entered into an oral agreement to pay the Company’s sole director $500 per month as payment for use of his personal residence as the Company’s office and mailing address.  The Company has recorded rent expense of $1,500 during the three months ended March 31, 2018 which is included in the selling, general and administrative expenses on the statements of operations.

During the three months ended September 30, 2017, a convertible promissory note held by two non-affiliated entities was assigned to the Company’s sole director and majority shareholder, and subsequently converted into common stock as noted in Note 4.

F-1

SEARS OIL & GAS, INC.

Notes to the Financial Statements

March 31, 2018

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

NOTE 5 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events for the period of March 31, 2018 through the date the financial statements were issued, and concluded there were no other events or transactions occurring during this period that required recognition or disclosure in its financial statements.

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

During the three month period ending March 31, 2018 we had only minimal expenses, which mainly consisted of filing fees and expenses associated with our ongoing public reporting expenses, legal fees and minimal fees associated with searching out potential merger or acquisition targets.

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

Results of Operation

Three months March 31, 2018 compared to the three months ended March 31, 2017

For the three months ended March 31, 2018 and 2017, the Company had no revenue.  For the three months ended March 31, 2018, the Company incurred $7,852 of selling, general and administrative expenses compared to $2,667 for the three months ended March 31, 2017.  Such expenses consist primarily of legal and accounting fees as well as annual fees required to maintain the Company’s corporate status.  For the three months ended March 31, 2018, the Company incurred $5,182 of interest expense on notes payable compared to $7,840 for the three months ended March 31, 2017.  The decrease in interest expense is mainly due to the payoff of the convertible promissory note in September of 2017.  See Note 4 in the notes to the financial statements.

As a result of the foregoing, the Company incurred a loss of $13,034 and $10,507, respectively, for the three months ended March 31, 2018 and 2017.

Liquidity

As of March 31, 2018, the Company had $667 of cash and negative working capital of $247,118.  This compares with cash of $534 and negative working capital of $234,084 as of December 31, 2017.

For the three months ended March 31, 2018, the Company used cash of $9,142 in operations consisting of the loss of $13,034 which was offset by changes in accounts payable of ($1,290) and changes in accrued interest due to related parties of $5,182. This compares with $2,142 used in operations for the three months ended March 31, 2017 consisting of the loss of $10,507 which was offset by changes in accounts payable of $4,100 and changes in accrued interest due to related parties of $4,265.

There were no investing activities during either the three months ended March 31, 2018 or 2017.

For the three months ended March 31, 2018, financing activities provided $9,275 to the Company compared to $2,100 during the three months ended March 31, 2017.  These financing activities consisted of proceeds from loans payable to related parties.

As a result of the foregoing, there was an increase of $133 in cash for the three months ended March 31, 2018 from the cash on hand as of December 31, 2017.

From the date of inception (October 18, 2005) to March 31, 2018 the Company has recorded an accumulated deficit of $592,642 most of which were expenses relating to the initial development of the Company and maintaining reporting company status with the SEC over the past 10 years.  In order to survive as a going concern, the Company will require additional capital investments or borrowed funds to meet cash flow projections and carry forward our business objectives. There can be no guarantee or assurance that we can raise adequate capital from outside sources to fund the proposed business. Failure to secure additional financing would result in business failure and a complete loss of any investment made into the Company.

Our ability to continue as a going concern in the next 12 months depends on our ability to obtain sources of capital to fund our continuing operations and to seek out potential merger and acquisition partners. As of March 31, 2018, our remaining cash balance is not sufficient to cover our current liabilities, obligations and working capital needs for the balance of 2018. We will continue to rely on loans from management and/or affiliated shareholders or we may raise additional capital through an interim financing to meet our general cash flow requirements until such time as we are able to complete the acquisition of an operating company.  There are no assurances, however, that we will be able raise the necessary additional capital, in which event we may be required to consider a premature reverse merger or business combination upon terms which may not be as favorable to our stockholders as a transaction in the future.

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

Date: May 14, 2018

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