Form 10-Q
period 2018-06-30
Sears Oil & Gas
filed 2018-08-14
CIK 1434737

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

(Mark One)

☑ Quarterly  report  pursuant  to  Section  13  or  15(d)  of  the  Securities  Exchange  Act  of  1934  for  the quarterly period ended June 30, 2018.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes☒ No

☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒ No☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. The number of shares outstanding of the issuer’s common stock, $0.001 par value (the only class of voting stock), was 3,181,005 on August 14, 2018.

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

Item 1. – Financial Statements

As used herein, the terms “Sears Oil and Gas”, “we,” “our,” and “us” refer to Sears Oil and Gas Corporation, a Nevada corporation, unless otherwise indicated. The unaudited financial statements of registrant for the six months ended June 30, 2018 and 2017 follow. The condensed financial statements reflect all adjustments that are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.  All such adjustments are of a normal and recurring nature.

 SEARS OIL AND GAS CORPORATION

SEARS OIL AND GAS CORPORATION
Balance Sheets

	30-Jun-18	31-Dec-17
ASSETS
CURRENT ASSETS

Cash and cash equivalents	$ 64	$ 534

TOTAL ASSETS	$ 64	$ 534

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable	$ 32,920	$ 21,231
Accrued interest - related parties	56,126	45,584
Loans payable - related parties	124,678	112,803
Convertible notes payable - related parties	55,000	55,000

Total Current Liabilities	268,724	234,618

TOTAL LIABILITIES	268,724	234,618

STOCKHOLDERS' EQUITY (DEFICIT)

Common Stock value	3,181	3,181
Additional paid-in capital	342,343	342,343
Accumulated deficit	(614,184)	(579,608)

Total Stockholders' Equity	(268,660)	(234,084)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 64	$ 534

The accompanying notes are an integral part of these financial statements.

SEARS OIL AND GAS CORPORATION
Statements of Operations

	For the Three Months Ended June 30, 2018	For the Three Months Ended June 30, 2017	For the Six Months Ended June 30, 2018	For the Six Months Ended June 30, 2017
REVENUES
NET REVENUES	$ -	$ -	$ -	$ -

OPERATING EXPENSES

Selling, general and administrative	16,182	11,518	24,034	14,185

Total Operating Expenses	16,182	11,518	24,034	14,185

LOSS FROM OPERATIONS	(16,182)	(11,518)	(24,034)	(14,185)

OTHER INCOME (EXPENSES)

Interest expense	(5,360)	(8,528)	(10,542)	(16,368)

Total Other Income (Expenses)	(5,360)	(8,528)	(10,542)	(16,368)

LOSS BEFORE INCOME TAXES	(21,542)	(20,046)	(34,576)	(30,553)

PROVISION FOR INCOME TAXES	-	-	-	-

NET INCOME (LOSS)	$ (21,542)	$ (20,046)	$ (34,576)	$ (30,553)

BASIC NET LOSS PER SHARE	$ (0.01)	$ (0.11)	$ (0.01)	$ (0.17)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	3,181,005	181,005	3,181,005	181,005

The accompanying notes are an integral part of these financial statements.

SEARS OIL AND GAS CORPORATION
Statements of Cash Flows

	For the Six Months Ended June 30, 2018	For the Six Months Ended June 30, 2017

CASH FLOWS FROM OPERATING ACTIVITIES

Profit loss	$ (34,576)	$ (30,553)

Adjustments to reconcile net loss to net cash used by operating activities:
Accounts payable	11,689	13,611
Accrued interest - related parties	10,542	8,742

Net Cash Used by Operating Activities	(12,345)	(8,200)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from loans payable - related parties	11,875	8,200

Net Cash Provided by Financing Activities	11,875	8,200

DECREASE IN CASH AND CASH EQUIVALENTS	(470)	-

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	534	93

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$ 64	$ 93

SUPPLEMENTAL DISCLOSURES:

Cash paid for interest	$ -	$ -
Cash paid for income taxes	$ -	$ -

The accompanying notes are an integral part of these financial statements.

SEARS OIL & GAS, INC.

Notes to the Financial Statements

June 30, 2018

(Unaudited)

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2018 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2017 audited financial statements.  The results of operations for the period ended June 30, 2018 are not necessarily indicative of the operating results for the full year.

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

NOTE 3 – RELATED PARTY TRANSACTIONS

During the six months ended June 30, 2018 and 2017, the Company received loans in the amount of $11,875 and $8,200 from related parties of the Company.  These loans accrue interest at the rate of 12% per annum, are due on demand and are not convertible into common stock of the Company.  The balances due on loans payable to related parties were $124,678 and $112,803 plus accrued interest of $56,126 and $45,584 as of June 30, 2018 and December 31, 2017, respectively.

Beginning August 2017, the Company entered into an oral agreement to pay the Company’s sole director $500 per month as payment for use of his personal residence as the Company’s office and mailing address.  The Company has recorded rent expense of $3,000 during the six months ended June 30, 2018 which is included in the selling, general and administrative expenses on the statements of operations.

During the three months ended September 30, 2017, a convertible promissory note held by two non-affiliated entities was assigned to the Company’s sole director and majority shareholder, and subsequently converted into common stock as noted in Note 4.

SEARS OIL & GAS, INC.

Notes to the Financial Statements

June 30, 2018

(Unaudited)

NOTE 4 – CONVERTIBLE PROMISSORY NOTES

In March 2014, the Company issued a $40,000 convertible promissory note to the sole officer and director of the Company and a $15,000 convertible promissory note to another affiliated shareholder (the “Convertible Notes”). The Convertible Notes had a term of one year expiring March 2015, and are now payable on demand, and accrue interest at the rate of 12% per annum. The holders of the Convertible Notes, may, at their option, convert all or any portion of the outstanding principal balance of, and all accrued interest on the Convertible Notes into shares of the Company’s common stock, par value $0.001 per share, at a conversion rate of $1.00 per share.  Accrued interest on the Convertible Notes totaled $28,154 and $24,881 at June 30, 2018 and December 31, 2017, respectively.

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

NOTE 5 – SUBSEQUENT EVENTS

On July 18, 2018 the Company entered into a non-binding letter of intent to acquire certain assets from Human Brands, Inc.  The Letter of Intent states that if the Company closes on such acquisition of assets that the purchase price will be paid in full by the payment of $50,000 in cash and 6,000,000 shares of the Company’s common stock.  There can be no assurance that the acquisition proposed by the Letter of Intent will be completed.

Item 2. Management's Discussion and Analysis of Financial Condition and Plan of Operations

FORWARD LOOKING STATEMENTS

This report contains forward-looking statements that involve risk and uncertainties. We use words such as "anticipate," "believe," "plan," "expect," "future," "intend," and similar expressions to identify such forward-looking statements. Investors should be aware that all forward-looking statements contained within this filing are good faith estimates of management as of the date of this filing and actual results may differ materially from historical results or our predictions of future results.

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

During the six month period ending June 30, 2018 we had only minimal expenses, which mainly consisted of filing fees and expenses associated with our ongoing public reporting expenses, legal fees and minimal fees associated with searching out potential merger or acquisition targets.

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

Results of Operation

Three months June 30, 2018 compared to the three months ended June 30, 2017

For the three months ended June 30, 2018 and 2017, the Company had no revenue.  For the three months ended June 30, 2018, the Company incurred $16,182 of selling, general and administrative expenses compared to $11,518 for the three months ended June 30, 2017.  Such expenses consist primarily of legal and accounting fees as well as annual fees required to maintain the Company’s corporate status.  For the three months ended June 30, 2018, the Company incurred $5,360 of interest expense on notes payable compared to $8,528 for the three months ended June 30, 2017.  The decrease in interest expense is mainly due to the payoff of the convertible promissory note in September of 2017.  See Note 4 in the notes to the financial statements.

As a result of the foregoing, the Company incurred a loss of $21,542 and $20,046, respectively, for the three months ended June 30, 2018 and 2017.

Six months June 30, 2018 compared to the six months ended June 30, 2017

For the six months ended June 30, 2018 and 2017, the Company had no revenue.  For the six months ended June 30, 2018, the Company incurred $24,034 of selling, general and administrative expenses compared to $14,185 for the six months ended June 30, 2017.  Such expenses consist primarily of legal and accounting fees as well as annual fees required to maintain the Company’s corporate status.  For the six months ended June 30, 2018, the Company incurred $10,542 of interest expense on notes payable compared to $16,368 for the six months ended June 30, 2017.  The decrease in interest expense is mainly due to the payoff of the convertible promissory note in September of 2017.  See Note 4 in the notes to the financial statements.

As a result of the foregoing, the Company incurred a loss of $34,576 and $30,553, respectively, for the six months ended June 30, 2018 and 2017.

Liquidity

As of June 30, 2018, the Company had $64 of cash and negative working capital of $268,660.  This compares with cash of $534 and negative working capital of $234,084 as of December 31, 2017.

For the six months ended June 30, 2018, the Company used cash of $12,345 in operations consisting of the loss of $34,576 which was offset by changes in accounts payable of $11,689 and changes in accrued interest due to related parties of $10,542. This compares with $8,200 used in operations for the six months ended June 30, 2017 consisting of the loss of $30,553 which was offset by changes in accounts payable of $13,611 and changes in accrued interest due to related parties of $8,742.

There were no investing activities during either the six months ended March 31, 2018 or 2017.

For the six months ended June 30, 2018, financing activities provided $11,875 to the Company compared to $8,200 during the six months ended June 30, 2017.  These financing activities consisted of proceeds from loans payable to related parties.

As a result of the foregoing, there was a decrease of $470 in cash for the six months ended June 30, 2018 from the cash on hand as of December 31, 2017.

From the date of inception (October 18, 2005) to June 30, 2018, the Company has recorded an accumulated deficit of $614,184, most of which were expenses relating to the initial development of the Company and maintaining reporting company status with the SEC over the past 10 years.  In order to survive as a going concern, the Company will require additional capital investments or borrowed funds to meet cash flow projections and carry forward our business objectives. There can be no guarantee or assurance that we can raise adequate capital from outside sources to fund the proposed business. Failure to secure additional financing would result in business failure and a complete loss of any investment made into the Company.

Our ability to continue as a going concern in the next 12 months depends on our ability to obtain sources of capital to fund our continuing operations and to seek out potential merger and acquisition partners. As of June 30, 2018, our remaining cash balance is not sufficient to cover our current liabilities, obligations and working capital needs for the balance of 2018. We will continue to rely on loans from management and/or affiliated shareholders or we may raise additional capital through an interim financing to meet our general cash flow requirements until such time as we are able to complete the acquisition of an operating company.  There are no assurances, however, that we will be able raise the necessary additional capital, in which event we may be required to consider a premature reverse merger or business combination upon terms which may not be as favorable to our stockholders as a transaction in the future.

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

 Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

 None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

On July 18, 2018 the Company entered into a non-binding letter of intent to acquire certain assets from Human Brands, Inc.  The Letter of Intent provides that if the Company closes on such acquisition of assets that the purchase price will be paid in full by the payment of $50,000 in cash and 6,000,000 shares of the Company’s common stock.  There can be no assurance that the acquisition proposed by the Letter of Intent will be completed. The Company filed a Form 8-K on July 23, 2018, that further discussed the proposed acquisition and the Form 8-K.  The Letter of Intent was attached as an Exhibit to the Form 8-K.

Item 6. Exhibits

Exhibits required to be attached by Item 601 of Regulation S-K are listed in the Index to Exhibits for this Form 10-Q, and are incorporated herein by this reference.

 Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 14, 2018

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