Form 10-Q
period 2018-09-30
Sears Oil & Gas
filed 2018-11-19
CIK 1434737

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

(Mark One)

☑ Quarterly  report  pursuant  to  Section  13  or  15(d)  of  the  Securities  Exchange  Act  of  1934  for  the quarterly period ended September 30, 2018.

☐ Transition  report  pursuant  to  Section  13  or  15(d)  of  the  Securities  Exchange  Act  of  1934  for  the transition period from

_________________________ to _______________________.

Commission File Number:  333-151300

SPIRITS TIME INTERNATIONAL, INC.

(formerly Sears Oil and Gas Corporation)

(Exact name of registrant as specified in its charter)

Nevada	20-3455830
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1661 Lakeview Circle

Ogden, Utah 84403

(801) 399-3632

 (Registrant’s address and telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒ No☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company) Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐

Indicate by check mark whether the registrant is a shell Company (as defined in Rule 12b-2 of the Exchange Act).Yes☐ No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. The number of shares outstanding of the issuer’s common stock, $0.001 par value (the only class of voting stock), was 6,681,005 on November 19, 2018.

SPIRITS TIME INTERNATIONAL, INC.

(formerly SEARS OIL & GAS CORPORATION)

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

Item 1. – Financial Statements

As used herein, the terms “Spirits Time,” “we,” “our,” and “us” refer to Spirits Time International, Inc., a Nevada corporation, unless otherwise indicated. The unaudited financial statements of registrant for the nine months ended September 30, 2018 and 2017 follow. The condensed financial statements reflect all adjustments that are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.  All such adjustments are of a normal and recurring nature.

  SPIRITS TIME INTERNATIONAL, INC.

(formerly Sears Oil and Gas Corporation)

SPIRITS TIME INTERNATIONAL, INC.
(formerly Sears Oil and Gas Corporation)
Balance Sheets
(Unaudited)

ASSETS

	September 30,	December 31,
	2018	2017

CURRENT ASSETS

Cash and cash equivalents	$ 186,485	$ 534
Inventory	150,000	-

Total Current Assets	336,485	534

OTHER ASSETS

Intangible asset	275,000	-

TOTAL ASSETS	$ 611,485	$ 534

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable	$ 43,743	$ 21,231
Accrued interest	481	-
Accrued interest - related parties	56,612	45,584
Loans payable - related parties	128,228	112,803
Convertible notes payable - related parties	55,000	55,000
Convertible note payable (net of unamortized debt discount
of $23,750 and $-0-, and unamortized debt premium
of $294,998, and $-0-, respectively)	571,248	-
Notes payable	12,000	-

Total Current Liabilities	867,312	234,618

TOTAL LIABILITIES	867,312	234,618

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock, $0.001 par value; 20,000,000 shares
authorized, -0- shares issued and outstanding
Common stock, $0.001 par value; 140,000,000 shares
authorized, 6,681,005 and 3,181,005 shares issued
and outstanding, respectively	6,681	3,181
Additional paid-in capital	418,845	342,343
Accumulated deficit	(681,353)	(579,608)

Total Stockholders' Equity (Deficit)	(255,827)	(234,084)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$ 611,485	$ 534

The accompanying notes are an integral part of these unaudited condensed financial statements.

SPIRITS TIME INTERNATIONAL, INC.
(formerly Sears Oil and Gas Corporation)
Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017

NET REVENUES	$ -	$ -	$ -	$ -

OPERATING EXPENSES

Selling, general and administrative	61,202	8,714	85,236	22,899

Total Operating Expenses	61,202	8,714	85,236	22,899

LOSS FROM OPERATIONS	(61,202)	(8,714)	(85,236)	(22,899)

OTHER INCOME (EXPENSES)

Interest expense	(5,967)	(7,400)	(16,509)	(23,768)

Total Other Income (Expenses)	(5,967)	(7,400)	(16,509)	(23,768)

LOSS BEFORE INCOME TAXES	(67,169)	(16,114)	(101,745)	(46,667)

PROVISION FOR INCOME TAXES	-	-	-	-

NET LOSS	$ (67,169)	$ (16,114)	$ (101,745)	$ (46,667)

BASIC NET LOSS PER SHARE	$ (0.02)	$ (0.01)	$ (0.03)	$ (0.09)

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING	3,257,092	1,159,266	3,206,646	510,675

The accompanying notes are an integral part of these unaudited condensed financial statements.

SPIRITS TIME INTERNATIONAL, INC.
(formerly Sears Oil and Gas Corporation)
Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended
	September 30,
	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$ (101,745)	$ (46,667)
Adjustments to reconcile net loss to net cash
used by operating activities:
Changes in operating assets and liabilities:
Accounts payable and accrued interest	22,993	13,259
Accrued interest - related parties	11,028	13,441

Net Cash Used by Operating Activities	(67,724)	(19,967)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of intangible assets	(50,000)	-

Net Cash Used by Investing Activities	(50,000)	-

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from loans payable - related parties	15,425	20,145
Proceeds from convertible notes payable	276,250	-
Proceeds from notes payable	12,000	-

Net Cash Provided by Financing Activities	303,675	20,145

INCREASE IN CASH AND CASH EQUIVALENTS	185,951	178

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	534	93

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$ 186,485	$ 271

SUPPLEMENTAL DISCLOSURES:

Cash paid for interest	$ -	$ -
Cash paid for income taxes	$ -	$ -

Non-cash investing and financing activities:
Conversion of debt and accrued interest into common stock	$ -	$ 78,730
Common stock issued for the acquisition of intangible assets and inventory	$ 375,000	$ -
Recording of premium on convertible debt at stock
redemption value	$ 299,998	$ -
Amortization to additional paid-in capital of premium on
convertible note payable	$ 5,000	$ -
Debt discount on convertible note payable	$ 23,750	$ -

The accompanying notes are an integral part of these unaudited condensed financial statements.

SPIRITS TIME INTERNATIONAL, INC.

(formerly Sears Oil and Gas Corporation)

Notes to the Financial Statements

September 30, 2018

(Unaudited)

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2018 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2017 audited financial statements.  The results of operations for the period ended September 30, 2018 are not necessarily indicative of the operating results for the full year.

NOTE 2 – ACQUSITION OF ASSETS

On September 17, 2018, the Company filed a Form 8-K to disclose that on September 13, 2018, it had entered into an Asset Purchase Agreement ("Agreement”) with Human Brands International, Inc., a privately-held Nevada corporation ("HBI").  Pursuant to the Agreement, the Company agreed to acquire from HBI certain assets of HBI (the “Assets”) in exchange for 3,500,000 shares of common stock of the Company valued at $375,000, and $50,000 in cash, for total purchase price of $425,000 (the "Acquisition").  HBI granted the Company’s President, Mark Scharmann, an Irrevocable Proxy to vote 300,000 of its shares of the Company’s common stock.  Mark Scharmann has the right to vote 3,361,553 shares of the Company’s common stock and HBI has the right to vote 3,200,000 shares of the Company’s common stock. The acquisition transaction was completed on September 28, 2018 and the shares were issued and delivered and the cash portion of the purchase price was paid on that date.  The Assets acquired were 12,000 bottles of Tequila Alebrijes products and the brand name and property rights.

The Company did not acquire any ongoing operation of or substantive processes from HBI.  The Company did not merge with or acquire an equity interest in HBI.  The Company made no changes in its officers or directors.  The Company did not hire any employees of HBI.  The transaction was essentially the acquisition of certain rights to distribute, rights to use a brand, and a limited amount of inventory.  The Company intends to either assign the acquired assets to a third party for a royalty, or contract with one or more other entities to market products under the Tequila Alebrijes brand on behalf of the Company.  As such, the transaction has been deemed an asset purchase, with the Assets recorded at their fair market value on the Acquisition date.  As a result of the Acquisition, the Company is no longer considered to be a shell company.

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

SPIRITS TIME INTERNATIONAL, INC.

(formerly Sears Oil and Gas Corporation)

Notes to the Financial Statements

September 30, 2018

(Unaudited)

The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 4 – RELATED PARTY TRANSACTIONS

During the nine months ended September 30, 2018 and 2017, the Company received loans in the amount of $15,425 and $20,145 from related parties of the Company.  These loans accrue interest at the rate of 12% per annum, are due on demand and are not convertible into common stock of the Company.  The balances due on loans payable to related parties were $128,228 and $112,803 plus accrued interest of $26,794 and $20,703 as of September 30, 2018 and December 31, 2017, respectively.

Beginning August 2017, the Company entered into an oral agreement to pay the Company’s sole director $500 per month as payment for use of his personal residence as the Company’s office and mailing address.  The Company has recorded rent expense of $4,500 during the nine months ended September 30, 2018 which is included in the selling, general and administrative expenses on the statements of operations.

During the three months ended September 30, 2017, a convertible promissory note held by two non-affiliated entities was assigned to the Company’s sole director and majority shareholder, and subsequently converted into common stock as noted in Note 5.

NOTE 5 – CONVERTIBLE NOTES PAYABLE

The Company has a collateralized convertible debt obligation with an unaffiliated entity outstanding at September 30, 2018 as follows:

September 30, 2018
Note	Principal	Less Debt Discount	Plus Premium	Net Note Balance	Accrued Interest

(A)	$ 300,000	$ (23,750)	$ 294,998	$ 571,248	$ 225

Totals	$ 300,000	$ (23,750)	$ 294,998	$ 571,248	$ 225

(A) On September 24, 2018 the Company issued a convertible promissory note (the “Note”) with a face value of $300,000, maturing on September 24, 2019, and a stated interest of 10% to a third-party investor. The note is convertible at any time after 1 months of the funding of the note into a variable number of the Company's common stock, based on a conversion rate of 50% of the lowest trading price for the 25 days prior to conversion. The note was funded on September 28, 2018, when the company received proceeds of $276,250, after disbursements for the lender's transaction costs, fees and expenses which in aggregate resulted in a total discount of $23,750 to be amortized to interest expense over the life of the note. Additionally, the note’s variable conversion rate component requires that the note be valued at its stock redemption value (i.e., “if-converted” value) pursuant to ASC 480, Distinguishing Liabilities from Equity, with the excess over the note’s undiscounted face value being deemed a premium to be added to the principal balance and amortized to additional paid-in capital over the life of the note. As such, the Company recorded a premium on the note of $299,998 as a reduction to additional paid-in capital based on a discounted “if-converted” rate of $1.825 per share (50% of the lowest trading price during the 25 days preceding the note's issuance), which computed to 164,383 shares of 'if-converted' common stock with a redemption value of $599,998 due to $3.650 per share fair market value of the Company's stock on the note's date of issuance. Debt discount amortization is recorded as interest expense, while debt premium amortization is recorded as an increase to additional paid-in capital. During the nine months ended September 30, 2018, the Company recorded $5,000 of premium amortization to additional paid-in capital, and will commence amortization of the debt discount in October 2018.

In March 2014, the Company issued a $40,000 convertible promissory note to the sole officer and director of the Company and a $15,000 convertible promissory note to another affiliated shareholder (the “Convertible Notes”). The Convertible Notes had a term of one year expiring March 2015, and are now payable on demand, and accrue interest at the rate of 12% per annum. The holders of the Convertible Notes, may, at their option, convert all or any portion of the outstanding

SPIRITS TIME INTERNATIONAL, INC.

(formerly Sears Oil and Gas Corporation)

Notes to the Financial Statements

September 30, 2018

(Unaudited)

principal balance of, and all accrued interest on the Convertible Notes into shares of the Company’s common stock, par value $0.001 per share, at a conversion rate of $1.00 per share.  Accrued interest on the Convertible Notes totaled $29,818 and $24,881 at September 30, 2018 and December 31, 2017, respectively.

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

NOTE 6 – NOTES PAYABLE

Notes payable consisted of the following:

	September 30, 2018	December 31, 2017

Note payable to an individual, interest at 12% per annum, due November 15, 2018, unsecured	$ 10,000	$ -

Note payable to an individual, interest at 12% per annum, due on demand, unsecured	2,000	-

Total Notes Payable	12,000	-
Less: Current Portion	(12,000)	-
Long-Term Notes Payable	$ -	$ -

NOTE 7 – SUBSEQUENT EVENTS

Effective October 22, 2018, the Company changed its named from Sears Oil and Gas Corporation to Spirits Time International, Inc.  The name change was effected by the filing of Amended and Restated Articles of Incorporation with the Secretary of State of the State of Nevada on October 22, 2018.  Our Articles of Incorporation were amended as a result of the approval of our Board of Directors and by the approval of our stockholders owning 6,561,553 shares of our common stock of the 6,681,005 shares issued and outstanding (98% approval).  Trading of our common stock under our new name commenced on October 29, 2018.

In addition to the change of the Company’s name, the Amended and Restated Articles of Incorporation were amended to:

increase the number of shares of common stock authorized from 100,0000,000 to 140,000,000; authorize a class of preferred stock consisting of 20,000,000 shares of $0.001 par value preferred stock issuable in such series and with such characteristics as determined appropriate by the Board of Directors.

On October 29, 2018, the Company entered into a Tequila Alebrijes Brand Management Agreement (“Agreement”) with CapCity Beverage, LLC (“CapCity”) for the Brand Tequila Alebrijes (“Brand”).   Pursuant to the Agreement, CapCity has been appointed as a Brand Manager of the Company’s Tequila Alebrijes Brand. CapCity will perform certain services for the Company in connection with the planning, launch, creation, branding, market research, advertising, marketing, consulting, creative and/or digital services and sales for the Brand, the Company’s Tequila Alebrijes product and the Company.

CapCity shall coordinate with the producer of the Company’s tequila product to ship existing inventory to CapCity or to such other location as designated by CapCity, to enable CapCity to fulfill purchase orders from customers.  If CapCity anticipates that additional inventory should be produced for distribution, CapCity shall discuss the inventory requirements

SPIRITS TIME INTERNATIONAL, INC.

(formerly Sears Oil and Gas Corporation)

Notes to the Financial Statements

September 30, 2018

(Unaudited)

with the Company.  The Company shall be responsible for authorizing the producer to produce additional products for sale to customers on behalf of the Company. CapCity will receive 10% of the gross revenue received from the sale of the products marketed under the Agreement.  The Agreement is for a term of two (2) years subject to earlier termination as set forth in the Agreement.

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

Overview

Spirits Time International, Inc. (the “Company”) was incorporated on October 18, 2005 under the laws of the State of Nevada.  The Company was formed under the name of Sears Oil and Gas Corporation but effective October 22, 2018, our name was changed to Spirits Time International, Inc. to reflect our new business direction.

At the time the Company was organized, its principal business objective was to take advantage of the many and varied opportunities presented within the oil and gas industry. The Company became a public reporting company by filing a Form S-1 Registration Statement with the SEC that was declared effective July 25, 2008.  The Company intended to exploit multiple revenue streams throughout the natural resources industry, including oil, gas and mining areas. However, after various failed efforts, the principals sold controlling interest in the Company.   Prior to the Asset Acquisition (as defined below), we were a “shell company” (as such term is defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended).  As a result of the Asset Acquisition, we have ceased to be a “shell company” and will commence operations in the beverage industry (initially in the tequila beverage industry).

On September 28, 2018, we completed and closed upon an Asset Acquisition Transaction and a Loan Transaction pursuant to which we intend to engage in the business of marketing tequila products under the brand name of Tequila Alebrijes.  We acquired the Tequila Alebrijes brand name, trademark and certain other assets from Human Brands International, Inc., a privately-held Nevada corporation (“Human Brands”).  We also closed on a loan transaction whereby we borrowed $300,000 from Auctus Fund, LLC, the funds from which were used to finance the cash portion of the Asset Acquisition as described below.

We issued 3,500,000 shares of our common stock valued at $375,000 to Human Brands, and paid Human Brands $50,000 for the brand name, trademark and other acquired assets, for total purchase price of $425,000.   Human Brands granted our President, Mark Scharmann, an Irrevocable Proxy to vote 300,000 of its shares of our common stock. Mark Scharmann has the right to vote 3,361,553 shares of our common stock and Human Brands International, Inc. has the right to vote 3,200,000 shares of our common stock. We anticipate that Human Brands’ percentage ownership of the Company will decrease as we issue additional shares in the future to raise additional capital and to effect acquisitions and business partnerships. We did not acquire any ongoing operation of or substantive processes from Human Brands.  We did not merge with or acquire an equity interest in Human Brands.  We made no changes in our officers or directors.  No officer, director or employee of Human Brands is an officer or director of the Company.  We did not change our accounting firm or our transfer agent as a result of the completion of the Asset Acquisition.  We did not hire any employees of Human Brands.  The transaction was essentially the acquisition of certain rights to distribute, rights to use a brand and a limited amount of inventory.  As such, the transaction has been deemed an asset purchase, with the acquired assets recorded at their fair market value on the acquisition date.

We intend to look for other beverage brand acquisition transactions in the future.

Plan of Operations

Prior to the Asset Acquisition transaction, we were a shell company with no substantive operations. The purpose of the Company was to seek and investigate potential assets, properties or businesses to acquire while complying with the periodic reporting requirements of the Exchange Act for so long as we are subject to those requirements.

We have developed a business plan to obtain rights to develop a portfolio of beverage (alcoholic and non-alcoholic) product brands and to distribute and market beverage products nationally and internationally. Our first brand is the “Tequila Alebrijes” brand of tequila.  We have obtained the trademark for this brand and the rights to market and distribute Tequila Alebrijes products.  We have also acquired an inventory of  approximately 12,000 bottles of tequila as further described below. We do not intend to produce beverage products but rather we intend to acquire brand and marketing rights for beverage products and thereafter commercialize our products either directly by selling to retailers and point of sale locations or through brand management agreements and/or distribution agreements with other companies involved in the beverage distribution business.

Acquisition of Assets

On September 13, 2018 we entered into an Asset Purchase Agreement to purchase assets from Human Brands, as described in Item 2.01 above.

The Company’s Newly Adopted Business Plan - General

Our new business plan is to engage in the business of acquiring rights to market non-alcoholic and alcoholic beverage brands. As described above, our first acquisition was the Tequila Alebrijes” brand of tequila. Currently, that is our only product brand.

Demand for premium distilled spirits brands is driving growth and transforming the distilled spirits industry driven by several key trends, including: an increasingly global market for alcoholic beverages; better and more well defined channels of distribution; an international and domestic rise of cocktail culture, the growing popularity for distilled spirits, a greater desire among consumers wanting to know more about the history and production methods behind what they drink; an increase in the willingness of consumers to enjoy experimenting and trying new brands; categories and styles of alcoholic beverages; the identifiable industry trend showing increasing demand for a broader variety and new brands at the point of sale; and a higher level of appreciation of quality over quantity, with premium and above offerings gaining market share.

Amidst the background where industry leading producers are shifting more emphasis on premium brand offerings, an emerging wave of small craft distillers is capturing an increasing market share. As the craft boom continues, we anticipate that larger brands will increase their emphasis on craft qualities and will look to emerging brands gaining consumer support as acquisition candidates.

We intend, subject to adequate financing, to build a portfolio of beverage brands of non-alcoholic and alcoholic beverages. We anticipate that we may be able to use our securities to acquire interests in additional beverage brands and as incentive for brand managers and other product distributors.

We have entered into a brand management agreement with CapCity Beverage, LLC (“CCB”).  CCB is an affiliate of Human Brands that has been active in developing, distributing and promoting premium spirits brands since 2012.  Our brand management agreement calls for CCB to utilize its import and export licenses to bring the Tequila Alebrijes inventory into the U.S. from Mexico and also ship the product to other countries around the world.

The first phase of our commercialization of the Tequila Alebrijes will be commenced through our Brand Management Agreement with CCB and will require us to initially expend approximately $65,000 in capital and will take an estimated three to six months.

CCB  has commenced distribution efforts in South Florida by selling Tequila Alebrijes product at a bar located in the BB&T Center (home to National Hockey League team the Florida Panthers).  Human Brands has an agreement to run all of the front-end operations at this bar.  Human Brands will determine the beverage brands that are sold at the bar, including Tequila Alebrijes, and will run all of the marketing, promotions, tastings, and other front-end operations in this bar.  Tequila Alebrijes will be the main brand sponsor of the bar.  A sponsorship payment was made to the BB&T Center for this sponsorship right.  The BB&T Center runs all of the back-end bar operations (including purchase of inventory, management of inventory, sales and other back-end operations). There are two other bars at the BB &T Center that are not part of this sponsorship.

We anticipate we will be required to provide additional capital to market products under the CCB Brand Management Agreement.

Ultimate Business Goal

One of our ultimate business goals is to develop critical mass and a diverse portfolio of distilled spirits and non-alcoholic brands so as to make us an attractive acquisition target or an attractive partner for other companies in the alcoholic beverage industry.

To achieve this goal, we plan on developing diverse channels of distribution by building relationships with strong regional and local distributors.  To support our distributors, we plan to work with CCB, our brand manager, to create marketing to support consumer awareness to develop demand at the retail level in liquor stores and bars.

Our first program directed at consumer awareness efforts is the sponsorship program at the bar at the BB &T Center referenced above.  Tequila Alebrijes will be the flagship brand featured at that location. The strategy is to create brand visibility to the 20,000 people who visit the arena on game and concert nights. We will do this through promotions, tastings, specialty cocktails, and marketing. In doing so, we anticipate Tequila Alebrijes marketing efforts at this bar will create a brand awareness which will potentially lead people to ask for Alebrijes at locations outside of the arena. We intend to use this anticipated newly-created demand to sell Alebrijes into bars, restaurants, hotels, and off-premise stores surrounding the arena.

Our planned operating strategy.

Our business strategy relates to our Tequila Alebrijes product and potentially other distilled spirits brands and non-alcoholic brands. We have developed a strategy to commence and build operations in the premium spirits industry.  Our strategy is as follows:

(1)

Building Our Branded Product Portfolio.  We plan to build a portfolio of distilled spirit and non-alcoholic brands through distribution agreements, acquisitions of distributors and brands, and potentially the development of our own proprietary brands.  We intend to attempt to add products in high-demand and in high-growth categories.   Our first brand acquisition, as described throughout this Form 10-Q, is the acquisition of the Tequila Alebrijes brand.

(2)

Qualify for Our Own Licenses and Permits. Initially we are relying on “Brand Management Agreements” with companies that already have distributions channels and have import and export licenses and permits. In addition, we will be contracting with US domestic distributors that have permits and licenses in a large number of key states for spirits sales. In addition, our Brand Management companies will have the logistical capability to store, ship and comply with all state and federal regulations and accounting requirements.  The Brand Manager will also be responsible for collecting and reporting on all taxes, customs compliance and shipping regulations. Our Brand Manager for our Tequila Alebrijes brand is CCB.  The CCB Brand Management Agreement is further discussed below.

(3)

Build Distribution.   If, in the future, we obtain required permits we  intend to focus on building additional distribution for Tequila Alebrijes and other brands in the U.S. and Asia, the largest beverage market and the fastest growing beverage market, respectively.

(4)

Marketing.  We bring the enjoyment of the Tequila Alebrijes experience to the customer. Key to scaling our business activities is our commitment to, and investment in, innovative and effective sales and marketing campaigns, and supporting demand generated from those campaigns with sufficient inventory. Consumers want an experience and our marketing strategy is built around that.

Our first proprietary brand, Tequila Alebrijes, is a premium tequila.  Our Tequila Alebrijes product is expected to be shipped to the US in the fourth quarter of 2018.

In addition to CCB, we are discussing potential product distribution relationships with other participants in the beverage distribution industry.

We anticipate that in order to achieve our marketing strategy for our Tequila Alebrijes brand and acquire and market other brands, we will be required to obtain significant capital from equity and debt sources. There can be no assurance that we will be able to obtain adequate additional capital as we need it or even if it is available, that it will be on terms and conditions that are acceptable and commercially reasonable.  We anticipate that we will issue shares of our capital stock to raise additional capital, to attract third party distribution networks, attempt to acquire interests in other brands and for employee compensation.

Results of Operations

The period ended September 30, 2018 was a period primarily in which we were a shell corporation with no operations.  As the result of the acquisition of the Tequila Alebrijes assets and a change of our business direction, our future operations will be completely different than our historical lack of operations and financial position.  Accordingly, the historical disclosure in this Section, is not material nor is it an appropriate indication of our future results of operations disclosure.

Three months ended September 30, 2018 compared to the three months ended September 30, 2017

For the three months ended September 30, 2018 and 2017, the Company had no revenue.  For the three months ended September 30, 2018, the Company incurred $61,202 of selling, general and administrative expenses compared to $8,714 for the three months ended September 30, 2017.  Such expenses consist primarily of legal and accounting fees, as well as annual fees required to maintain the Company’s corporate status.  For the three months ended September 30, 2018, the Company incurred $5,967 of interest expense on notes payable compared to $7,400 for the three months ended September 30, 2017.  The decrease in interest expense is mainly due to the payoff of the convertible promissory note in September of 2017.  See Note 5 in the notes to the financial statements.

As a result of the foregoing, the Company incurred a loss of $67,169 and $16,114, respectively, for the three months ended September 30, 2018 and 2017.

Nine months ended September 30, 2018 compared to the nine months ended September 30, 2017

For the nine months ended September 30, 2018 and 2017, the Company had no revenue.  For the nine months ended September 30, 2018, the Company incurred $85,236 of selling, general and administrative expenses compared to $22,899 for the nine months ended September 30, 2017.  Such expenses consist primarily of legal and accounting fees as well as annual fees required to maintain the Company’s corporate status.  The increase is mainly the result of legal fees associated with the acquisition of assets as described in Note 2 in the notes to the financial statements.  For the nine months ended September 30, 2018, the Company incurred $16,509 of interest expense on notes payable compared to $23,768 for the nine months ended September 30, 2017.  The decrease in interest expense is mainly due to the payoff of the convertible promissory note in September of 2017.  See Note 4 in the notes to the financial statements.

As a result of the foregoing, the Company incurred a loss of $101,745 and $46,667, respectively, for the nine months ended September 30, 2018 and 2017.

Liquidity

Our description of liquidity stated herein for the period ended September 30, 2018, was a period primarily in which we were a shell corporation with no operations.  As the result of the acquisition of the Tequila Alebrijes assets and a change of our business direction, our future operations, liquidity and financial position will be completely different than our historical lack of operations, liquidity and financial position.  Accordingly, the historical disclosure in this Section, is not material nor is it an appropriate indication of our future liquidity and financial position disclosure.

As of September 30, 2018, the Company had $186,485 of cash and negative working capital of $530,827.  This compares with cash of $534 and negative working capital of $234,084 as of December 31, 2017.

For the nine months ended September 30, 2018, the Company used cash of $67,724 in operations consisting of the loss of $101,745 which was offset by changes in accounts payable and accrued interest of $22,993, and changes in accrued interest due to related parties of $11,028. This compares with $19,967 used in operations for the nine months ended September 30, 2017 consisting of the loss of $46,667 which was offset by changes in accounts payable and accrued interest of $13,259 and changes in accrued interest due to related parties of $13,441.

During the nine months ended September 30, 2018, the Company used $50,000 in investing activities to fund the cash portion of the acquisition of our tequila brand intangible assets and inventory.  There were no investing activities during the nine months ended September 30, 2017.

For the nine months ended September 30, 2018, financing activities provided $303,675 to the Company compared to $20,145 during the nine months ended September 30, 2017.  For the nine months ended September 30, 2018, these financing activities consisted of proceeds from loans payable to related parties of $15,425, proceeds from convertible notes payable of $276,250 and proceeds from notes payable of $12,000.

As a result of the foregoing, there was an increase of $185,951 in cash for the nine months ended September 30, 2018 from the cash on hand as of December 31, 2017.

From the date of inception (October 18, 2005) to September 30, 2018, the Company has recorded an accumulated deficit of $681,353, most of which were expenses relating to the initial development of the Company and maintaining reporting company status with the SEC over the past 10 years.  In order to survive as a going concern, the Company will require additional capital investments or borrowed funds to meet cash flow projections and carry forward our business objectives. There can be no guarantee or assurance that we can raise adequate capital from outside sources to fund the proposed business. Failure to secure additional financing would result in business failure and a complete loss of any investment made into the Company.

Our ability to continue as a going concern in the next 12 months depends on our ability to obtain sources of capital to fund our continuing operations and to fund our operations in the beverage industry. As of September 30, 2018, our remaining cash balance is not sufficient to cover our current liabilities, obligations and working capital needs for the balance of 2018. We will continue to rely on loans from management and/or affiliated shareholders or we may raise additional capital through an interim financing to meet our general cash flow requirements until such time as we are able to complete the acquisition of an operating company.

In September 2018, we obtained funds from the sale of a Secured Promissory Note that is described above.  Our net proceeds from that transaction have been used to repay outstanding debt, to fund the professional fees in connection with such transaction and the Asset Acquisition Transaction, for use in our beverage operations and for working capital.  We anticipate that we will attempt to raise additional capital from the sale of our securities during the next two quarters to fund or operations.  There are no assurances, however, that we will be able raise the necessary additional capital to fund our operations in the beverage industry.

Employees

As of the date of this report, we have no employees. We currently rely on third parties such as our Brand Manager, CCB. Subject to adequate financing and business needs we will retain employees, third party consultants, agents and other service providers on an as needed basis.

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

No director, officer, or affiliate of the Company and no owner of record or beneficial owner of more than 5% of the securities of the Company, or any associate of any such director, officer or security holder is a party adverse to the Company or has a material interest adverse to the Company in reference to pending litigation.

Item 1A. Risk Factors

This item is not applicable to smaller reporting companies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In connection with the acquisition of the Assets on September 28, 2018 the Company issued 3,500,000 shares of its common stock (the “Shares”) as part of the purchase price for the Assets.  The issuance of the Shares was made in reliance upon an exemption from registration provided under Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”).  The Shares are deemed to be restricted shares as defined in Rule 144 of the Securities Act.  The Shares do not carry registration rights.  The certificates representing the Shares bear an appropriate restrictive legend. As a result of the issuance shares in the acquisition, there are currently 6,681,005 shares of the Company’s common stock issued and outstanding. Human Brands granted a proxy for 300,000 of its shares of our common stock to our President Mark Scharmann.  The proxy is an Irrevocable Proxy Coupled with an Interest.  This Irrevocable Proxy terminates at the earlier of (i) two years from the date of the Irrevocable Proxy, or (ii) six months after that date on which there are 8,500,000 shares of the Company’s common stock issued and outstanding.   As a result of this grant of Irrevocable Proxy, Mark Scharmann has the right to vote 3,361,553 shares of our common stock and Human Brands International, Inc. has the right to vote 3,200,000 shares of our common stock. We anticipate that Human Brands’ percentage ownership of the Company will decrease as we issue additional shares in the future to raise additional capital and to effect acquisitions and business partnerships.

On September 24, 2018, we issued the $300,000 aggregate principal amount Auctus Note in a private placement pursuant to an exemption from the registration requirements of the Securities Act. The Auctus Note is convertible into shares of our common stock at the Conversion Price described in Note 5 - Convertible Notes Payable in the accompanying financial statements.

We anticipate that we will issue additional shares in the future in connection with (i) capital raising activities, (ii) to attract potential brand sellers or other potential partners in the beverage industry, and (iii) for compensation for employees and other service providers.

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

Date: November 19, 2018

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