Form 10-Q/A
period 2018-09-30
SPIRITS TIME INTERNATIONAL, INC.
filed 2019-02-15
CIK 1434737

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE

The Company identified a debt discount associated with warrants that were issued on September 24, 2018.  The purpose of this amendment is to correct the financial statements to properly account for the debt discount.

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

  SPIRITS TIME INTERNATIONAL, INC.

(formerly Sears Oil and Gas Corporation)

INDEX TO FINANCIAL STATEMENTS

Page(s)
Balance Sheets (Unaudited)	F-2

Statements of Operations (Unaudited)	F-3

Statements of Cash Flows (Unaudited)	F-4

Notes to the Financial Statements (Unaudited)	F-5
F-1

SPIRITS TIME INTERNATIONAL, INC.
(formerly Sears Oil and Gas Corporation)
Balance Sheets
(Unaudited)

ASSETS

	September 30,	December 31,
	2018	2017

CURRENT ASSETS

Cash and cash equivalents	$ 186,485	$ 534
Inventory	150,000	-

Total Current Assets	336,485	534

OTHER ASSETS

Intangible asset	275,000	-

TOTAL ASSETS	$ 611,485	$ 534

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable	$ 43,743	$ 21,231
Accrued interest	481	-
Accrued interest - related parties	56,612	45,584
Loans payable - related parties	128,228	112,803
Convertible notes payable - related parties	55,000	55,000
Convertible note payable (net of unamortized debt discount
of $23,750 and $-0-, and unamortized debt premium
of $294,998, and $-0-, respectively)	571,248	-
Notes payable	12,000	-

Total Current Liabilities	867,312	234,618

TOTAL LIABILITIES	867,312	234,618

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock, $0.001 par value; 20,000,000 shares
authorized, -0- shares issued and outstanding	-	-
Common stock, $0.001 par value; 140,000,000 shares
authorized, 6,681,005 and 3,181,005 shares issued
and outstanding, respectively	6,681	3,181
Additional paid-in capital	486,137	342,343
Accumulated deficit	(748,645)	(579,608)

Total Stockholders' Equity (Deficit)	(255,827)	(234,084)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$ 611,485	$ 534

The accompanying notes are an integral part of these unaudited condensed financial statements.

SPIRITS TIME INTERNATIONAL, INC.
(formerly Sears Oil and Gas Corporation)
Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017

NET REVENUES	$ -	$ -	$ -	$ -

OPERATING EXPENSES

Selling, general and administrative	61,202	8,714	85,236	22,899

Total Operating Expenses	61,202	8,714	85,236	22,899

LOSS FROM OPERATIONS	(61,202)	(8,714)	(85,236)	(22,899)

OTHER INCOME (EXPENSES)

Interest expense (including the amortization of debt discount
of $67,292, $-0-, $67,292 and $-0-, respectively)	(73,259)	(7,400)	(83,801)	(23,768)

Total Other Income (Expenses)	(73,259)	(7,400)	(83,801)	(23,768)

LOSS BEFORE INCOME TAXES	(134,461)	(16,114)	(169,037)	(46,667)

PROVISION FOR INCOME TAXES	-	-	-	-

NET LOSS	$ (134,461)	$ (16,114)	$ (169,037)	$ (46,667)

BASIC NET LOSS PER SHARE	$ (0.04)	$ (0.01)	$ (0.05)	$ (0.09)

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING	3,257,092	1,159,266	3,206,646	510,675

The accompanying notes are an integral part of these unaudited condensed financial statements. F-3

SPIRITS TIME INTERNATIONAL, INC.
(formerly Sears Oil and Gas Corporation)
Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended
	September 30,
	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$ (169,037)	$ (46,667)
Adjustments to reconcile net loss to net cash
used by operating activities:
Amortization of debt discount	67,292
Changes in operating assets and liabilities:
Accounts payable and accrued interest	22,993	13,259
Accrued interest - related parties	11,028	13,441

Net Cash Used by Operating Activities	(67,724)	(19,967)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of intangible assets	(50,000)	-

Net Cash Used by Investing Activities	(50,000)	-

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from loans payable - related parties	15,425	20,145
Proceeds from convertible notes payable	276,250	-
Proceeds from notes payable	12,000	-

Net Cash Provided by Financing Activities	303,675	20,145

INCREASE IN CASH AND CASH EQUIVALENTS	185,951	178

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	534	93

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$ 186,485	$ 271

SUPPLEMENTAL DISCLOSURES:

Cash paid for interest	$ -	$ -
Cash paid for income taxes	$ -	$ -

Non-cash investing and financing activities:
Conversion of debt and accrued interest into common stock	$ -	$ 78,730
Common stock issued for the acquisition of intangible asset
and inventory	$ 375,000	$ -
Recording of premium on convertible debt at stock
redemption value	$ 299,998	$ -
Amortization to additional paid-in capital of premium on
convertible note payable	$ 5,000	$ -
Debt discount on convertible note payable	$ 23,750	$ -
Issuance of warrants	$ 67,292	$ -

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

(A)

On September 24, 2018 (the “Date of Issuance”) the Company issued a convertible promissory note (the “Note”) with a face value of $300,000, maturing on September 24, 2019, and a stated interest of 10% to a third-party investor. The note is convertible at any time after 1 month of the funding of the note into a variable number of the Company's common stock, based on a conversion rate of 50% of the lowest trading price for the 25 days prior to conversion. The note was funded on September 28, 2018, when the Company received proceeds of $276,250, after disbursements for the lender's transaction costs, fees and expenses which in aggregate resulted in a total discount of $23,750 to be amortized to interest expense over the life of the note. Additionally, the note’s variable conversion rate component requires that the note be valued at its stock redemption value (i.e., “if-converted” value) pursuant to ASC 480, Distinguishing Liabilities from Equity, with the excess over the note’s undiscounted face value being deemed a premium to be added to the principal balance and amortized to additional paid-in capital over the life of the note. As such, the Company recorded a premium on the note of $299,998 as a reduction to additional paid-in capital based on a discounted “if-converted” rate of $1.825 per share (50% of the lowest trading price during the 25 days preceding the note's issuance), which computed to 164,383 shares of 'if-converted' common stock with a redemption value of $599,998 due to $3.650 per share fair market value of the Company's stock on the note's date of issuance. Debt discount amortization is recorded as interest expense, while debt premium amortization is recorded as an increase to additional paid-in capital. During the nine months ended September 30, 2018, the Company recorded $5,000 of premium amortization to additional paid-in capital, and will commence amortization of the debt discount in October 2018.   Along with the Note, on the Date of Issuance the Company issued 42,857 Common Stock Purchase Warrants (the “Warrants”), exercisable immediately at a fixed exercise price of $3.50 with an expiration date of September 24, 2023.  The Company has determined that the Warrants are exempt from derivative accounting and were valued at $86,750 on the Date of Inception using the Black Scholes Options Pricing Model.  Assumptions used for the Black Scholes Options Pricing Model include (1) stock price of $3.65 per share, (2) exercise price of $3.50 per share, (3) term of 5 years, (4) expected volatility of 3.87% and (5) risk free interest rate of 2.96%.  The note proceeds of $300,000 were then allocated between the fair value of the promissory note ($300,000) and the Warrants ($86,750),

SPIRITS TIME INTERNATIONAL, INC.

formerly Sears Oil and Gas Corporation)

Notes to the Financial Statements

September 30, 2018

(Unaudited)

resulting in a debt discount of $67,292.  As the warrants are exercisable immediately, this debt discount was amortized in its entirety to interest expense on the Date of Issuance.

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

(1)

Building Our Branded Product Portfolio.  We plan to build a portfolio of distilled spirit and non-alcoholic brands through distribution agreements, acquisitions of distributors and brands, and potentially the development of our own proprietary brands.  We intend to attempt to add products in high-demand and in high-growth categories.   Our first brand acquisition, as described throughout this Form 10-Q/A, is the acquisition of the Tequila Alebrijes brand.

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

Three months ended September 30, 2018 compared to the three months ended September 30, 2017

For the three months ended September 30, 2018 and 2017, the Company had no revenue.  For the three months ended September 30, 2018, the Company incurred $61,202 of selling, general and administrative expenses compared to $8,714 for the three months ended September 30, 2017.  Such expenses consist primarily of legal and accounting fees, as well as annual fees required to maintain the Company’s corporate status.  For the three months ended September 30, 2018, the Company incurred $73,259 of interest expense on notes payable compared to $7,400 for the three months ended September 30, 2017.  The increase in interest expense is mainly due to the amortization of debt discount of $67,292 during the three months ended September 30, 2018.  See Note 5 in the notes to the financial statements.

As a result of the foregoing, the Company incurred a loss of $134,461 and $16,114, respectively, for the three months ended September 30, 2018 and 2017.

Nine months ended September 30, 2018 compared to the nine months ended September 30, 2017

For the nine months ended September 30, 2018 and 2017, the Company had no revenue.  For the nine months ended September 30, 2018, the Company incurred $85,236 of selling, general and administrative expenses compared to $22,899 for the nine months ended September 30, 2017.  Such expenses consist primarily of legal and accounting fees as well as annual fees required to maintain the Company’s corporate status.  The increase is mainly the result of legal fees associated with the acquisition of assets as described in Note 2 in the notes to the financial statements.  For the nine months ended September 30, 2018, the Company incurred $83,801 of interest expense on notes payable compared to $23,768 for the nine months ended September 30, 2017.  The increase in interest expense is mainly due to the amortization of debt discount of $67,292 during the nine months ended September 30, 2018.  See Note 4 in the notes to the financial statements.

As a result of the foregoing, the Company incurred a loss of $169,037 and $46,667, respectively, for the nine months ended September 30, 2018 and 2017.

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

For the nine months ended September 30, 2018, the Company used cash of $67,724 in operations consisting of the loss of $169,037 which was offset by the amortization of debt discount of $67,292, changes in accounts payable and accrued interest of $22,993, and changes in accrued interest due to related parties of $11,028. This compares with $19,967 used in operations for the nine months ended September 30, 2017 consisting of the loss of $46,667 which was offset by changes in accounts payable and accrued interest of $13,259 and changes in accrued interest due to related parties of $13,441.

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

From the date of inception (October 18, 2005) to September 30, 2018, the Company has recorded an accumulated deficit of $748,645, most of which were expenses relating to the initial development of the Company and maintaining reporting company status with the SEC over the past 10 years.  In order to survive as a going concern, the Company will require additional capital investments or borrowed funds to meet cash flow projections and carry forward our business objectives. There can be no guarantee or assurance that we can raise adequate capital from outside sources to fund the proposed business. Failure to secure additional financing would result in business failure and a complete loss of any investment made into the Company.

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

On September 24, 2018, we issued the $300,000 aggregate principal amount Auctus Note in a private placement pursuant to an exemption from the registration requirements of the Securities Act. The Auctus Note is convertible into shares of our common stock at the Conversion Price described in Note 5 - Convertible Notes Payable in the accompanying financial statements. In connection with the Auctus Note, we issued 42,857 Common Stock Purchase Warrants, exercisable immediately at a fixed exercise price of $3.50 with an expiration date of September 24, 2023.

We anticipate that we will issue additional shares in the future in connection with (i) capital raising activities, (ii) to attract potential brand sellers or other potential partners in the beverage industry, and (iii) for compensation for employees and other service providers.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibits required to be attached by Item 601 of Regulation S-K are listed in the Index to Exhibits for this Form 10-Q/A, and are incorporated herein by this reference.

 Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 15, 2019

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