Form 10-K
period 2018-12-31
SPIRITS TIME INTERNATIONAL, INC.
filed 2019-04-16
CIK 1434737

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

________________

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2018

Commission File Number:  333-151300

_______________________________

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

   Yes ☐    No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

 Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

As of June 30, 2018, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the outstanding shares of the registrant's common stock held by non-affiliates was $465,863, based upon a closing price of $3.90 per common share.

As of April 16, 2019, the Registrant had outstanding 7,281,005 shares of Common Stock with a par value of $0.001 per share.

DOCUMENTS INCORPORATED BY REFERENCE

     List hereunder the following documents if incorporated by reference and the part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated:  (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933.  The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 31, 2018).

None.

INDEX

SPIRITS TIME INTERNATIONAL, INC.

PART I.

Cautionary Note

This Annual Report on Form 10-K contains forward-looking statements which are subject to a number of risks and uncertainties. All statements that are not historical facts are forward-looking statements, including statements about our business strategy, the effect of Generally Accepted Accounting Principles ("GAAP") pronouncements, uncertainty regarding our future operating results and our profitability, anticipated sources of funds and all plans, objectives, expectations and intentions and the statements regarding future potential revenue, gross margins and our prospects for fiscal 2019. These statements appear in a number of places and can be identified by the use of forward-looking terminology such as "may," "will," "should," "expect," "plan," "anticipate," "believe," "estimate," "predict," "future," "intend," or "certain" or the negative of these terms or other variations or comparable terminology, or by discussions of strategy.

Actual results may vary materially from those in such forward-looking statements as a result of various factors identified elsewhere in this document. No assurance can be given that the risk factors described in this Annual Report on Form 10-K are all of the factors that could cause actual results to vary materially from the forward-looking statements.  References in this Annual Report on Form 10-K to (i) the "Company," the "Registrant," "Spirits Time,” "we," "our," “SRSG,” and "us" refer to Spirits Time International, Inc.

Investors and security holders may obtain a free copy of the Annual Report on Form 10-K and other documents filed by SRSG with the Securities and Exchange Commission ("SEC") at the SEC's website at http://www.sec.gov.

ITEM 1	BUSINESS.

Background of Spirits Time

Spirits Time International, Inc. was incorporated on October 18, 2005 under the laws of the State of Nevada.  The Company was formed under the name of Sears Oil and Gas Corporation but effective October 22, 2018, our name was changed to Spirits Time International, Inc. to reflect our new business direction. At the time the Company was organized, its principal business objective was to engage in the oil and gas business. The Company became a public reporting company by filing a Form S-1 Registration Statement with the SEC that was declared effective July 25, 2008.   The Company’s business operations in the oil and gas business were not successful and its initial principals sold controlling interest in the Company.   Prior to the Asset Acquisition (as defined below), we were a “shell company” (as such term is defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended).  As a result of the Asset Acquisition, we ceased to be a “shell company” and have commenced operations in the beverage industry (initially in the tequila beverage industry).

We have limited operating history, no revenue, and negative working capital.

The Company files reports with the Securities and Exchange Commission under Section 15(d) of the Securities Exchange act of 1934, as amended (the “Exchange Act”).  We do not currently file reports under Section 12(b) or 12(g) of the Exchange Act.

Asset Acquisition

On September 28, 2018, we completed and closed upon an Asset Acquisition Transaction (the “Acquisition”) and a Loan Transaction pursuant to which we intend to engage in the business of marketing tequila products under the brand name of Tequila Alebrijes.  We acquired the Tequila Alebrijes brand name, trademark and certain other assets from Human Brands International, Inc., a Nevada corporation (“Human Brands”).  We also closed on a loan transaction whereby we borrowed $300,000 from Auctus Fund, LLC which is described below (See Notes to the Financial Statements).

The Assets acquired are certain “Tequila Alebrijes Products and Property Rights.”  We did not acquire any ongoing operation of Human Brands.  We did not merge with or acquire an equity interest in Human Brands.  We made no changes in our officers or directors as a result of the Acquisition.  We did not hire any employee of Human Brands.  The transaction was essentially the acquisition of certain rights to distribute, rights to use a brand and a limited amount of inventory.  Human Brands is involved in the marketing of other beverage products and brands in which we have no ownership or other interest.

“Tequila Alebrijes Products and Property Rights” means collectively, the intangible legal rights we acquired from Human Brands pertaining to: (a) rights associated with the product known as Tequila Alebrijes, including but not limited to Tequila Alebrijes Blanco, Reposado, and Añejo and any and all related products or extension of that product including other related Tequila Blends and formulas from the same or other related supplier as well as physical extensions of the Tequila Alebrijes Brand in the form of logos, trademarks, marketing material and related copyrights, copyright applications and copyright registrations and moral rights, trademarks, service marks, logos, trade dress, trade names and service names and all goodwill associated therewith; (b) rights related to the protections of trade secrets and confidential information, including, but not limited to, rights in industrial property, vendor lists and all associated information and other confidential or proprietary information; (c) industrial design rights; and (d) any rights analogous to those set forth in the preceding clauses and any other proprietary rights relating to intangible property, including, but not limited to, any applications, registrations or recordings in connection with the foregoing.   Human Brands also granted us the exclusive right to sell directly or distribute Tequila Alebrijes products (including any product Extension of the Assets) on a worldwide basis.

The Acquired Assets include any and all product line extensions. The Acquired Assets include but are not limited to the following:

•

Trade Mark Design;

•

Packaging Design;

•

Formulas for Production of Tequila Alebrijes;

•

Finished Tequila Alebrijes Product of not less than 11,000 Mixed 750 ML bottles to be shipped to third parties as designated by the Company;

•

All Tequila Alebrijes Rights for Worldwide Use;

•

All Tequila Alebrijes Extensions for Worldwide Use;

•

The exclusive rights to sell the assets directly by the Company or through designated distributors or brand managers worldwide.

We issued 3,500,000 shares of our common stock to Human Brands and paid Human Brands $50,000 for the brand name, trademark and other acquired assets.   We did not acquire an ownership interest in or any ongoing operation of Human Brands.  No officer, director or employee of Human Brands became an officer, director or employee of the Company.

Name Change

Effective October 22, 2018, we changed our name from Sears Oil and Gas Corporation to Spirits Time International, Inc.  Copies of our Amended and Restated Articles of Incorporation and Amended and Restated Bylaws were filed as exhibits to a Form 8-K filed October 31, 2018 and can be obtained on the SEC EDGAR Website. Our new CUSIP number is 84861Y107.

The Company’s Business Plan - General

We have developed a business plan to obtain rights to develop a portfolio of beverage (alcoholic and non-alcoholic) product brands and to distribute and market beverage products nationally and internationally. Our first brand is the “Tequila Alebrijes” brand of tequila.  We have obtained the trademark for this brand and the rights to market and distribute Tequila Alebrijes products.  We also acquired an inventory of approximately 12,000 bottles of tequila as further described below. Currently, the “Tequila Alebrijes” brand of tequila is our only product brand.

We do not intend to produce beverage products but rather we intend to acquire brand and marketing rights for beverage products and thereafter commercialize our products either directly by selling to retailers and point of sale locations or through brand management agreements and/or distribution agreements with other companies involved in the beverage distribution business.

Demand for premium distilled spirits brands is driving growth and transforming the distilled spirits industry, driven by several key trends including an increasingly global market for alcoholic beverages, better and more well defined channels of distribution, an international and domestic rise of cocktail culture, the growing popularity for distilled spirits, a greater desire among consumers wanting to know more about the history and production methods behind what they drink, an increase in the willingness of consumers to enjoy experimenting and trying new brands, categories and styles of alcoholic beverages, the identifiable industry trend showing increasing demand for a broader variety and new brands at the point of sale, and a higher level of appreciation of quality over quantity, with premium and above offerings gaining market share.

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

We have entered into a brand management agreement with CapCity Beverage, LLC (“CCB”).  CCB is an affiliate of Human Brands which has been active in developing, distributing and promoting premium spirits brands since 2012.  Our brand management agreement calls for CCB to utilize its import and export licenses to bring the Tequila Alebrijes inventory into the U.S. from Mexico and also ship the product to other countries around the world.

The first phase of our commercialization of the Tequila Alebrijes was commenced through our Brand Management Agreement with CCB, which required us to initially expend approximately $65,000 in capital.

CCB has commenced distribution efforts in South Florida by selling Tequila Alebrijes product at a bar located in the BB&T Center (home to National Hockey League team the Florida Panthers).  Human Brands has an agreement to run all of the front-end operations at this bar.  Human Brands will determine the beverages brands that are sold at the bar, including Tequila Alebrijes, and will run all of the marketing, promotions, tastings, and other front-end operations in this bar.  Tequila Alebrijes will be the main brand sponsor of the bar.  A sponsorship payment was made to the BB&T Center for this sponsorship right.  The BB&T Center runs all of the back-end bar operations (including purchase of inventory, management of inventory, sales and other back-end operations). There are multiple other bars at the BB&T Center that are not part of this sponsorship.

We anticipate we will be required to provide additional capital to market products under the CCB Brand Management Agreement.

Ultimate Business Goal

One of our ultimate business goals is to develop critical mass and a diverse portfolio of distilled spirits and non-alcoholic brands so as to make us an attractive acquisition target or an attractive partner for other companies in the beverage industry.

To achieve this goal, we plan on developing diverse channels of distribution by building relationships with strong regional and local distributors.  To support our distributors, we plan to work with CCB, our brand manager, to create marketing to support consumer awareness to develop demand at the retail level in liquor stores and bars.

Our first program directed at consumer awareness efforts was the sponsorship program at the bar at the BB &T Center referenced above.  Tequila Alebrijes was the flagship brand featured at that location. The strategy was to create brand visibility to the 20,000 people who visit the arena on game and concert nights. We did this through promotions, tastings, specialty cocktails, and marketing during the fourth quarter of 2018. In doing so we anticipate Tequila Alebrijes marketing efforts at this bar created a brand awareness which will potentially lead people to ask for Alebrijes at locations outside of the arena. We intend to use this anticipated newly created demand to sell Alebrijes into bars, restaurants, hotels, and off-premise stores surrounding the arena.

Our planned operating strategy.

Our business strategy relates to our Tequila Alebrijes product and potentially other distilled spirits brands and non-alcoholic brands. We have developed a strategy to commence and build operations in the premium spirits industry.  Our strategy is as follows:

(1)

Building Our Branded Product Portfolio.  We plan to build a portfolio of distilled spirit and non-alcoholic brands through distribution agreements, acquisitions of distributors and brands, and potentially the development of our own proprietary brands.  We intend to attempt to add products in high-demand and in high-growth categories.   Our first brand acquisition, as described throughout this Form 10-K, is the acquisition of the Tequila Alebrijes brand.

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

(3)

Build Distribution.   If, in the future, we obtain required permits, we  intend to focus on building additional distribution for Tequila Alebrijes and other brands in the U.S. and Asia, the largest beverage market and the fastest growing beverage market, respectively.

(4)

Marketing.  We bring the enjoyment of the Tequila Alebrijes experience to the customer. Key to scaling our business activities is our commitment to, and investment in innovative and effective sales and marketing campaigns, and supporting demand generated from those campaigns with sufficient inventory. Consumers want an experience and our marketing strategy is built around that.

Our first proprietary brand, Tequila Alebrijes, is a premium tequila.  Our Tequila Alebrijes product is expected to be shipped to the US in the second quarter of 2019.

In addition to CCB, we are discussing potential product distribution relationships with other participants in the beverage distribution industry.

Tequila Market Overview

Tequila is a distilled beverage which is made out of the blue agave plant. There exist two major categories of tequila: ‘100% agave’ and ‘Mixtos.’ The term tequila is protected and may only be used on the product label if the alcoholic beverage is produced in specific regions of Mexico and contains at least 51 percent agave.

According to Statista.com (https://www.statista.com/) the global tequila market is characterized by leading brands such as Sauza, Patrón, and El Jimador. Sauza tequila sold approximately 3.8 million 9 liter cases in 2016. Regionally, most tequila was exported to the United States from its country of origin Mexico.

Statista.com also reported that the sales volume of the American core market showed a continuous growth since 2004 and reached an all-time high with 15.87 million 9 liter cases sold in 2016. The tequila brand Jose Cuervo commanded 22 percent of U.S. tequila volume sales in 2016. Patron and Sauza tequila also accounted for a double-digit volume share in that year.

Statista.com latest consumption statistics illustrate that over 25 million people drank tequila in the United States as of spring 2017. The total U.S. consumption of tequila amounted to nearly 16 million 9 liter cases in 2016. Broken down on a state-level, California ranked first in terms of consumption. Texas and Florida rounded off the leading three consumption states.

Current projections anticipate that the tequila market will continue to grow through at least 2022.

Description of Tequila Alebrijes

Tequila Alebrijes brand was first introduced in 2012 and has been sold in Asia, the United States and Europe.  The Brand was developed by Autentica Tequilera SA.de CV. located in Tequila, Jalisco Mexico. The Brand was acquired by Human Brands in 2018 and subsequently sold to the Company in September 2018.

The Product

Tequila Alebrijes tequila is produced in Tequila Jalisco, Mexico.  Our tequila is available in three styles: (i) tequila blanco, (ii) tequila reposado, and (iii) tequila añejo.  Our product is offered in 750 ML bottle size and has 40% alcohol percentage.  The retail price range of our product is approximately $33.95 to $54.95 per 750ML bottle.

Previous owners of the brand have sold product in the United States, Asia and Europe through a variety of distributors.

Marketing and Distribution Plans and Strategy

Until, if ever, we are licensed, we intend to retain third party brand managers to import and market our products.  We have entered into a Brand Management Agreement with CCB as described below.

Brand Management Agreement

On October 29, 2018, we entered into a Tequila Alebrijes Brand Management Agreement (“Brand Management Agreement”) with CCB   for the Brand Tequila Alebrijes (“Brand”).   Pursuant to the Agreement, CCB has been appointed as a Brand Manager of the Company’s Tequila Alebrijes Brand.   CCB will perform certain services for the Company in connection with the planning, launch, creation, branding, market research, advertising, marketing, consulting, creative and/or digital services and sales for the Brand, the Company’s Tequila Alebrijes product and the Company. A copy of the Brand Management Agreement was attached as an Exhibit to a Form 8-K filed by the Company with the SEC on November 1, 2018,

The Company and CCB intend to develop a quarterly and annual budget pursuant to which CCB shall perform the agreed upon services under the Brand Management Agreement.

CCB will coordinate with the producer of the Company’s tequila product to ship existing inventory to CCB or to such other location as designated by CCB, to enable CCB to fulfill purchase orders from customers.  If CCB anticipates that additional inventory should be produced for distribution, CCB shall discuss the inventory requirements with the Company.  The Company shall be responsible for authorizing the producer to produce additional products for sale to customers on behalf of the Company.

CCB will receive 10% of the gross revenue received from the sale of the products marketed under the Brand Management Agreement.

The Brand Management Agreement is for a term of two (2) years subject to earlier termination as set forth in the Agreement.

CCB is an affiliate of Human Brands.

The foregoing is a brief description of the material terms of the Brand Management Agreement, does not purport to be a complete description of the rights and obligations of the parties thereunder, and is qualified in its entirety by reference to the Brand Management Agreement, which was filed as an exhibit to a Form 8-K filed November 1, 2018 and can be obtained on the SEC EDGAR Website.

We have been in discussions with other entities concerning brand management and distribution services and we anticipate that we will attempt to expand brand management and distribution services to other service providers.

Production and Supplier

The Tequila Alebrijes product is produced by Autentica Tequilera, SA.de.CV (the “Producer”) in Tequila Jalisco, Mexico. The Producer is not affiliated with the Company or with the Brand Manager. In addition to our inventory stored at the Producer’s facilities, we have been informed that the Producer has the ability to continue to supply the Company with product as needed.

Current Inventory

In connection with the acquisition of the Tequila Alebrijes brand we acquired the following inventory of Tequila Alebrijes product:

•

7,200 bottles of tequila blanco,

•

3,600 bottles of tequila reposado

•

1,200 bottles of tequila añejo

The majority of the inventory is currently stored at the producer’s facilities in Tequila Jalisco, Mexico and will be shipped to the Brand Manager as needed for distribution.  The remaining portion of the inventory to which the Company has ownership rights as specified within the acquisition agreement is a deliverable to the Company by HBI, and as such is classified as prepaid inventory in the Company’s December 31, 2018 balance sheet.

Other Brands

Tequila Alebrijes is our first brand.  Subject to adequate capital, of which there can be no assurance, we intend to attempt to acquire additional distilled spirits brands and non-alcoholic beverage brands and to market and distribute other branded alcoholic and non-alcoholic beverage products.

Competition

The global distilled spirits industry, in general, and the tequila industry specifically is very competitive.  The tequila industry is comprised of both major, well financed, participants and smaller boutique type producers or brands.  We anticipate that we will compete on the basis of product quality, brand image, innovation, price, and service in response to consumer preferences. Top selling tequila brands in the US include Jose Cuervo, Sauza, Patron, Don Julio, El Jimada and Hernitos.

We anticipate that in order to expand our portfolio of brands we will focus on partnering with small to mid-size brands as opposed to major companies.  We intend to use our capital stock to attempt to acquire other brands or partnership arrangements with other brands.  As a result of our limited capital position and our lack of operating history in the beverage industry, we anticipate that it will be difficult to compete with these larger companies in pursuing agency distribution agreements and acquiring brands.  We plan to seek acquisitions and other transactions with smaller privately-owned and family-owned brands, offering flexible transaction structures and providing brand owners the option to retain local production and “home” market sales. Given our size relative to our major competitors, most of which have multi-billion dollar operations, we believe that we must have greater focus on smaller brands and tailor transaction structures based on individual brand owner preferences. However, our relative capital position and resources may limit our marketing capabilities, limit our ability to expand into new markets and limit our negotiating ability with our distributors and other parties.

Intellectual Property

We anticipate that trademarks will be an important aspect of our business. We currently sell products under the Tequila Alebrijes trademark.  We anticipate that we will sell products under other trademarks as a product line increase.  We plan to either own or license such trademarks.

Protection of our intellectual property is a strategic priority for our business. We currently own one trademark, Tequila Alebrijes.  We will rely on a combination of copyright, trademark and trade secret laws, as well as confidentiality agreements, to establish and protect our proprietary rights. We do not rely on third-party licenses of intellectual property for use in our business.

The Tequila Alebrijes trademark was first registered on June 17, 2006 and was assigned to us by Human Brands, on September 13, 2018, pursuant to an assignment filed with the United States Patent and Trademark Office on September 25, 2018.

If our business plan is achieved, of which there can be no assurance, we anticipate that we will acquire other brands and their related trademarks, and other intellectual property.

As of the date of this Form 10-K, we had acquired one registered internet domain name, www.tequilaalebrijes.com.

Regulatory Environment

Federal, state, local, and foreign authorities regulate how we produce, store, transport, distribute, and sell our products. Some countries and local jurisdictions prohibit or restrict the marketing or sale of distilled spirits in whole or in part.

In the United States, at the federal level, the Alcohol and Tobacco Tax and Trade Bureau of the U.S. Department of the Treasury regulates the spirits and wine industry with respect to the production, blending, bottling, labeling, sales, advertising, and transportation of beverage alcohol. Similar regulatory regimes exist at the state level and in most non-U.S. jurisdictions where we sell our products. In addition, beverage alcohol products are subject to customs duties or excise taxation in many countries, including taxation at the federal, state, and local level in the United States.

Mexican authorities regulate the production and bottling of tequilas; they mandate minimum aging periods for extra añejo (three years), añejo (one year), and reposado (two months) tequilas.  Other beverage products that we may eventually become involved with have their own regulatory requirements as to production, labeling and other issues. We intend to comply with all applicable laws and regulations.

Accordingly, in the US we are subject to the jurisdiction of the Federal Alcohol Administration Act, U.S. Customs Laws, Internal Revenue Code of 1986, and the Alcoholic Beverage Control Laws of all fifty states.

The U.S. Treasury Department’s Alcohol and Tobacco Tax and Trade Bureau regulates the production, blending, bottling, sales and advertising and transportation of alcohol products. Also, each state regulates the advertising, promotion, transportation, sale and distribution of alcohol products within its jurisdiction. We are also required to conduct business in the U.S. only with holders of licenses to import, warehouse, transport, distribute and sell spirits.

We are subject to U.S. regulations on the advertising, marketing and sale of beverage alcohol. These regulations range from a complete prohibition of the marketing of alcohol in some countries to restrictions on the advertising style, media and messages used.

Labeling of spirits is also regulated in many markets, varying from health warning labels to importer identification, alcohol strength and other consumer information. All beverage alcohol products sold in the U.S. must include warning statements related to risks of drinking beverage alcohol products.

 In the U.S. control states, the state liquor commissions act in place of distributors and decide which products are to be purchased and offered for sale in their respective states. Products are selected for purchase and sale through listing procedures which are generally made available to new products only at periodically scheduled listing interviews. Consumers may purchase products not selected for listings only through special orders, if at all.

The distribution of alcohol-based beverages is also subject to extensive federal and state taxation in the U.S. and internationally. Most foreign countries in which we expect to do business impose excise duties on wines and distilled spirits, although the form of such taxation varies from a simple application on units of alcohol by volume to intricate systems based on the imported or wholesale value of the product. Several countries impose additional import duty on distilled spirits, often discriminating between categories in the rate of such tariffs. Import and excise duties may have a significant effect on our sales, both through reducing the consumption of alcohol and through encouraging consumer switching into lower-taxed categories of alcohol.

We will be subject to import and export laws relating to the US and any country we either intend to sell products or import products for resale

We will be subject to foreign laws to the extent we operate in foreign markets.

Compliance costs will be a significant factor in our business. At least initially, we plan to use licensed third party Brand Management companies and licensed distributors to manage our brand and market our products.

Funding Strategy

We anticipate that in order to achieve our marketing strategy for our Tequila Alebrijes brand and acquire and market other brands, we will be required to obtain significant capital from equity and debt sources. There can be no assurance that we will be able to obtain adequate additional capital as we need it or, even if it is available, that it will be on terms and conditions that are acceptable and commercially reasonable.  We anticipate that we will issue shares of our capital stock to raise additional capital, to attract third party distribution networks, attempt to acquire interests in other brands and for employee compensation.

Properties

Currently, as we are building our lines of distributions and potentially acquiring other brands, we are operating out of the business office of Mark Scharmann, our sole officer and director.  We do not anticipate that in the foreseeable future we will store products in our own facilities but will arrange for products to be shipped directly from the producer or supplier to ultimate distributor.  Accordingly, we do not anticipate that, at least in the foreseeable future, we will be required to obtain warehouse facilities to store products.  As our business grows, and as we hire employees and agents, we anticipate that we will require additional office facilities.

Currently, our inventory is stored in the facilities of the producer Autentica Tequilera, SA.De.CV, in Tequila Jalisco, Mexico.  We intend for all or some of the inventory to be shipped to the US facilities of CCB, our Brand manager, or to the facilities of one of its affiliates.

Relationship with Human Brands

As described above, we acquired the Tequila Alebrijes Brand from Human Brands for $50,000 cash and 3,500,000 shares of our common stock.  As a result of such asset acquisition, on the acquisition date Human Brands owned approximately 52.4 % of our then-issued and outstanding shares of common stock.  So as not to effect a change in control, Human Brands granted our President, Mark Scharmann, an Irrevocable Proxy to vote 300,000 of its shares of our common stock.  We have since issued additional shares of our common stock to other individuals and HBI has transferred 296,154 of its shares to another shareholder, thereby reducing HBI’s ownership percentage to 44% (3,203,846 shares) as of the date of this filing.  We anticipate that Human Brands’ percentage ownership of the Company will further decrease as we issue additional shares in the future to raise additional capital and to effect acquisitions and business partnerships.   No officer, director, shareholder, affiliate or agent of Human Brands is an officer or director of our company.

We have entered into a Brand Management Agreement with CapCity Beverage, LLC which is a wholly-owned subsidiary of Human Brands.

Employees

As of the date of this report, we have no employees. We currently rely on third parties such as our Brand Manager, CCB, and CCB’s subcontractor, Tequila Armero.   Subject to adequate financing and business needs we will retain employees, third party consultants, agents and other service providers on an as needed basis.

ITEM 1A	RISK FACTORS.

Not Applicable.  The Company is a “smaller reporting company.”

ITEM 1B	UNRESOLVED STAFF COMMENTS.

 Not Applicable.  The Company is a “smaller reporting company.”

ITEM 2	PROPERTIES.

We do not own any property. The principal offices are located at 1661 Lakeview Circle, Ogden, Utah 84403

ITEM 3	LEGAL PROCEEDINGS.

Spirits Time International, Inc. is not currently a party to any legal proceedings.

ITEM 4	MINE SAFETY DISCLOSURES.

  Not Applicable.

PART II

ITEM 5	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

The Company’s common stock is included on the OTC Pink Marketplace under the symbol “SRSG.”  On April 12, 2019, the published closing price was $2.60 for the Company’s common stock on the OTC Pink Marketplace.

At December 31, 2018, there were approximately 40 holders of record of the Company’s common stock, as reported by the Company’s transfer agent.  In computing the number of holders of record, each broker-dealer and clearing corporation holding shares on behalf of its customers is counted as a single stockholder.

The following represents trading ranges per quarter.

Quarter Ending

3/31/2017

High   $4.00 Low $2.15

Quarter Ending

6/30/2017

High   $3.90 Low $3.00

Quarter Ending

9/30/2017

High   $ NA  Low $ NA

Quarter Ending

12/31/2017

High   $ NA  Low $ NA

Quarter Ending

3/31/2018

High   $ NA  Low $ NA

Quarter Ending

6/30/2018

High   $4.00 Low $3.90

Quarter Ending

9/30/2018

High   $4.25 Low $3.00

Quarter Ending

12/31/2018

High   $3.55 Low $2.85

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

Recent Sales of Unregistered Securities

On December 14, 2018, the Company issued 200,000 shares of common stock to nonaffiliates for professional services rendered to the Company.

On December 21, 2018, the Company issued 400,000 shares of common stock to nonaffiliates for professional services rendered to the Company.

Issuer Purchases of Equity Securities

We have not adopted a stock repurchase plan and we did not purchase any shares of our equity securities during the 2018 fiscal year.

ITEM 6	SELECTED FINANCIAL DATA.

Not Applicable.  The Company is a “smaller reporting company.”

ITEM 7	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion is intended to assist in the understanding and assessment of significant changes and trends related to the results of operations and financial condition of Spirits Time International, Inc. for the years ended December 31, 2018 and 2017.

The Report of Independent Registered Public Accounting Firm on the Company’s 2018 audited financial statements addresses an uncertainty about the Company’s ability to continue as a going concern, indicating that the Company has incurred losses since its inception and has no on-going operations.  The report further indicates that these factors raise substantial doubt about the Company’s ability to continue as a going concern.  At December 31, 2018, the Company had a working capital deficit of $611,820 and a stockholders’ deficit of $336,820.  The Company incurred net losses of $449,030 and $224,387 for its fiscal years ended December 31, 2018 and 2017, respectively.  The Company has not entered into any agreements or arrangements for the provision of additional debt or equity financing and there can be no assurance that it will be able to obtain the additional debt or equity capital required to continue its operations.

Critical Accounting Policies

The preparation of our financial statements and notes thereto requires management to make estimates and assumptions that affect the amounts and disclosures reported within those financial statements. On an ongoing basis, management evaluates its estimates, including those related to revenue recognition, contingencies, litigation and income taxes. Management bases its estimates and judgments on historical experiences and on various other factors believed to be reasonable under the circumstances. Actual results under circumstances and conditions different than those assumed could result in differences from the estimated amounts in the financial statements. There have been no material changes to these policies during fiscal 2018 and 2017.  As of December 31, 2018 the Company has not identified any critical estimates that are used in the preparation of the financial statements.

Liquidity and Capital Resources. As of December 31, 2018 we had cash of $121,739 and a negative working capital of $611,820.  This compares with cash of $534 and negative working capital of $234,084 as of December 31, 2017.

Net cash used by operating activities totaled $185,470 for the year-ended December 31, 2018 consisting of a loss from operations of $449,030 which was offset by stock based compensation of $124,000, amortization of debt discount of $73,230, a change in accounts payable and accrued expenses of $60,321 and a change in accrued interest – related parties of $6,009.  This compares with net cash used by operating activities totaled $23,704 for the year-ended December 31, 2017 consisting of a loss from operations of $224,387 which was offset by a $164,794 loss on extinguishment of debt, a change in accounts payable and accrued expenses of $17,452 and a change in accrued interest – related parties of $18,437.

Net cash used by investing activities was $50,000 for the year-ended December 31, 2018 which consisted of the purchase of intangible assets and inventory.  There were no investing activities for the year-ended December 31, 2017.

Net cash provided by financing activities totaled $356,675 for the year-ended December 31, 2018 consisting of proceeds from loans payable - related parties of $40,425, proceeds from convertible notes payable of $276,250, proceeds from loans payable of $42,000, and repayments on loans payable of $2,000.  This compares with net cash provided by financing activities totaled $24,145 for the year-ended December 31, 2017 consisting of proceeds from loans payable - related parties.

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

Results of Operations. We did not have revenue for either the year-ended December 31, 2018 or 2017. For the year-ended December 31, 2018, we incurred professional fees of $265,513, which includes stock based compensation of $124,000.  For the year-ended December 31, 2017, we incurred professional fees of $26,411.  The increase is mainly the result of legal and accounting fees associated with the Asset Acquisition described in ITEM 1 above and the convertible promissory note described in Note 7 to the financial statements below.  For the year-ended December 31, 2018, we incurred $80,371 of administrative expenses compared to $4,419 for the year-ended December 31, 2017.  The increase is due primarily to significant marketing and travel fees incurred related to the Asset Acquisition.  For the year-ended December 31, 2018 we incurred interest expense of $103,146 which includes the amortization of debt discount of $73,230.  For the year-ended December 31, 2017 we incurred $28,763 of interest expense on notes payable and a loss on extinguishment of debt in the amount of $164,794.  The loss on extinguishment of debt arose from the excess value of shares that were issued over the value of the debt settled.

As a result of the foregoing, we incurred a loss of $449,030 for the year-ended December 31, 2018 compared to a loss of $224,387 for the year-ended December 31, 2017. Since incorporation we have incurred a loss of $1,028,638.

Off-Balance Sheet Arrangements. None

Contractual Obligations.  None

Recent Accounting Pronouncements

We have reviewed accounting pronouncements issued during the past two years and have adopted any that are applicable to our company.  We have determined that none had a material impact on our financial position, results of operations, or cash flows for the years ended December 31, 2018 and 2017.

ITEM 7A	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

 Not Applicable.  The Company is a “smaller reporting company.”

ITEM 8	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Our financial statements appear beginning on page F-19, immediately following the signature page of this report.

ITEM 9	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

ITEM 9A	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2018, these disclosure controls and procedures were ineffective to ensure that all information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rule and forms; and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting.  Based on our evaluation, management concluded that our internal control over financial reporting was ineffective for both of our fiscal years ended December 31, 2018 and December 31, 2017.  A material weakness in internal control over financial reporting is defined by the Public Company Accounting Oversight Board’s Audit Standard No. 5 as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis.  A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of our financial reporting.  Management has determined that our lack of segregation of duties constitutes a material weakness, as our sole officer, director, and employee is the same person.  Due to the size and operations of the Company, we are unable to remediate this deficiency until we acquire or merge with another company, or have sufficient resources to hire additional personnel.

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

Changes in Internal Controls

There have been no changes in our internal control over financial reporting that occurred during our fiscal year ended December 31, 2018 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

ITEM 9B	OTHER INFORMATION.

NONE

PART III

ITEM 10	DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Spirits Time International, Inc.’s executive officer and director and his respective age as of December 31, 2018 are as follows:

Directors:

Name of Director	Age
Mark A. Scharmann	60

Executive Officers:

Name of Officer	Age	Office
Mark A. Scharmann	60	President, Chief Executive Officer
		Chief Financial Officer, Secretary and Treasurer

The term of office for each director is one year, or until the next annual meeting of the shareholders.

Biographical Information

Set forth below is a brief description of the background and business experience of our executive officer and director for the past five years

Mark A. Scharmann – President and Director –   For the past several years Mr. Scharmann has been a private investor in residential real estate and private and public companies.  Mr. Scharmann became interested in investing in emerging growth companies in December 1979 while attending Weber State College. He compiled and edited a publication titled Digest of Stocks Listed on the Intermountain Stock Exchange (Library of Congress Cat. No. 80-82407). In 1981, he compiled and edited an industry directory called the OTC Penny Stock Digest (Library of Congress Cat. No. 80-82471). For the past several years Mr. Scharmann has also consulted with both public and privately held companies relating to management, mergers and acquisitions, debt and equity financing, capital market access, and introductions to investor relations groups. In addition to being an officer and director of the Company, Mr. Scharmann is an officer and director of Bioethics, LTD., a shell company listed on the OTC Markets under the symbol (“BOTH”). He is an officer of Roycemore Corporation, a private firm specializing in the development and acquisition of self-storage facilities. Mr. Scharmann is a co-founder of wffl.com and wasatchbasketballleague.com, both youth sports information web sites. He graduated from Weber State University, Ogden, UT in 1997 with a Bachelors of Integrated Studies Degree in Business, Psychology and Health Education.

Spirits Time International, Inc.’s Officer and sole Director has not been involved, during the past five years, in any bankruptcy, conviction or criminal proceedings; has not been subject to any order, judgment, or decree, not subsequently reversed or suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; and has not been found by a court of competent jurisdiction, the Commission or the Commodity Futures trading Commission to have violated a federal or state securities or commodities law.

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

Audit Committee.   We have not established an Audit Committee because of our limited operations; and because we have only one director and officer, we believe that we are able to effectively manage the issues normally considered by an Audit Committee.

Code of Ethics. We have adopted a Code of Ethics for our principal executive and financial officers.  Our Code of Ethics is filed as an Exhibit to our registration statement filed on May 30, 2008.

ITEM 11	EXECUTIVE COMPENSATION.

Summary Compensation Table

	Annual Compensation				Long-Term Compensation
Name and Principal Position	Year	Salary ($)	Bonus	Other Annual Compensation ($)	Restricted Stock Awards ($)	Securities Underlying Options (#)	LTIP Payouts ($)	All Other Compensation ($)

Mark A. Scharmann	2017	-	-	-	-	-	-	-
Officer and Director	2018	-	-	-	-	-	-	-

There has been no cash payment paid to the executive officer for services rendered in all capacities to us for the period ended December 31, 2018. There has been no compensation awarded to, earned by, or paid to the executive officer by any person for services rendered in all capacities to us for the fiscal period ended December 31, 2018.  No compensation is anticipated within the next six months to any officer or director of the Company.

Stock Option Grants

We did not grant any stock options to the executive officer during the most recent fiscal period ended December 31, 2018.  We have also not granted any stock options to the executive officer of the Company.

ITEM 12	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

 The following table provides the name of each person or entity known to Spirits Time International, Inc. to own more than 5% of the outstanding common stock as of December 31, 2018, and by the Officers and Directors, individually and as a group. Except as otherwise indicated, all shares are owned directly.

Title Of Class	Name, Title and Address of Beneficial Owner of Shares	Amount of Beneficial Ownership
			%

Common	Mark A. Scharmann, President and Director	3,061,553	42.05%
Common	Human Brands International, Inc.	3,203,846	44.00%
	All Directors and Officers as a group	3,061,553	42.05%

The percent of class is based on 7,281,005 shares of common stock issued and outstanding as of December 31, 2018.

ITEM 13	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

During the year ended December 31, 2018, related parties of the company loaned a total of $40,425 to the Company in order to pay for expenses and continue the reporting requirements with the Securities and Exchange Commission.  The balance due to these related parties was $208,228 plus accrued interest of $51,593 as of December 31, 2018.

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

Our board of directors consists of one person; Mark Scharmann. Our sole director is not “independent” within the meaning of Rule 5605(a)(3) of the NASDAQ Marketplace because he is an officer of the Company.

ITEM 14	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The amounts paid to our independent auditing firm for each of the past two calendar years are as follows:

2018

2017

Auditing

$11,900

$8,900

Audit-related services

        -

        -

Tax services                                -                            -

Other servicesi

____ -____         _____-____

 Total

$11,900

$8,900

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
17

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

SPIRITS TIME INTERNATIONAL, INC.

By:	/s/ Mark A. Scharmann
Mark A. Scharmann
President
Chief Executive Officer, Director
By: /s/ Mark A. Scharmann
Mark A. Scharmann Chief Financial Officer
Treasurer, Secretary,

Date: April 16, 2019

Pinnacle Accountancy Group of Utah

(a DBA of Heaton & Co., PLLC)

1438 N. Hwy 89, Ste. 120

Farmington, UT 84025

Ph. 801-447-9572

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Spirits Time International, Inc. (formerly Sears Oil and Gas Corporation)

Ogden, Utah

Opinion on the Financial Statements

We have audited the accompanying balance sheets of  (the Company) as of December 31 2018 and 2017, and the related statements of operations,  stockholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph Regarding Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  The Company has suffered recurring losses and has no revenues, which raise substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are described in Note 5. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Pinnacle Accountancy Group of Utah

We have served as the Company’s auditor since 2018.

Pinnacle Accountancy Group of Utah

Farmington, Utah

April 15, 2019

SPIRITS TIME INTERNATIONAL, INC.
(formerly Sears Oil and Gas Corporation)
Balance Sheets

ASSETS

	December 31,	December 31,
	2018	2017

CURRENT ASSETS

Cash and cash equivalents	$ 121,739	$ 534
Prepaid inventory	69,530	-
Inventory	80,470	-

Total Current Assets	271,739	534

OTHER ASSETS

Intangible assets	275,000	-

TOTAL ASSETS	$ 546,739	$ 534

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable	$ 73,205	$ 21,231
Accrued interest	8,347	-
Accrued interest - related parties	51,593	45,584
Loans payable - related parties	153,228	112,803
Convertible notes payable - related parties	55,000	55,000
Convertible note payable (net of unamortized debt discount
of $17,812 and $-0-, and unamortized debt premium
of $219,998, and $-0-, respectively)	502,186	-
Notes payable	40,000	-

Total Current Liabilities	883,559	234,618

TOTAL LIABILITIES	883,559	234,618

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock, $0.001 par value; 20,000,000 shares
authorized, -0- shares issued and outstanding	-	-
Common stock, $0.001 par value; 140,000,000 shares
authorized, 7,281,005 and 3,181,005 shares issued
and outstanding, respectively	7,281	3,181
Additional paid-in capital	684,537	342,343
Accumulated deficit	(1,028,638)	(579,608)

Total Stockholders' Equity (Deficit)	(336,820)	(234,084)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$ 546,739	$ 534

The accompanying notes are an integral part of these financial statements.

SPIRITS TIME INTERNATIONAL, INC.
(formerly Sears Oil and Gas Corporation)
Statements of Operations

	For the Years Ended
	December 31,
	2018	2017

NET REVENUES	$ -	$ -

OPERATING EXPENSES

Professional fees (including stock compensation of
$124,000 and $-0-, respectively)	265,513	26,411
Selling, general and administrative	80,371	4,419

Total Operating Expenses	345,884	30,830

LOSS FROM OPERATIONS	(345,884)	(30,830)

OTHER INCOME (EXPENSES)

Loss on extinguishment of debt	-	(164,794)
Interest expense (including the amortization of debt discount
of $73,230 and $-0-, respectively)	(103,146)	(28,763)

Total Other Income (Expenses)	(103,146)	(193,557)

LOSS BEFORE INCOME TAXES	(449,030)	(224,387)

PROVISION FOR INCOME TAXES	-	-

NET LOSS	$ (449,030)	$ (224,387)

BASIC NET LOSS PER SHARE	$ (0.11)	$ (0.19)

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING	4,102,649	1,183,745

The accompanying notes are an integral part of these financial statements.

SPIRITS TIME INTERNATIONAL, INC.
(formerly Sears Oild and Gas Corporation)
Statements of Stockholders' Equity (Deficit)
For the Period January 1, 2017 through December 31, 2018

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity

Balance, January 1, 2017	181,005	181	101,819	(355,221)	(253,221)

Stock issued for the conversion of debt	3,000,000	3,000	240,524	-	243,524

Net loss for the year ended
December 31, 2017	-	-	-	(224,387)	(224,387)

Balance, December 31, 2017	3,181,005	3,181	342,343	(579,608)	(234,084)

Purchase of intangible assets and inventory	3,500,000	3,500	371,500	-	375,000

Debt premium on convertible note	-	-	(299,998)	-	(299,998)

Amortization of debt premium	-	-	80,000	-	80,000

Debt discount on warrants	-	-	67,292	-	67,292

Common stock issued for services	600,000	600	123,400	-	124,000

Net loss for the year ended
December 31, 2018	-	-	-	(449,030)	(449,030)

Balance, December 31, 2018	7,281,005	$ 7,281	$ 684,537	$ (1,028,638)	$ (336,820)

The accompanying notes are an integral part of these financial statements. F-22

SPIRITS TIME INTERNATIONAL, INC.
(formerly Sears Oil and Gas Corporation)
Statements of Cash Flows

	For the Years Ended
	December 31,
	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$ (449,030)	$ (224,387)
Adjustments to reconcile net loss to net cash
used by operating activities:
Stock based compensation	124,000	-
Loss on extinguishment of debt	-	164,794
Amortization of debt discount	73,230	-
Changes in operating assets and liabilities:
Accounts payable and accrued interest	60,321	17,452
Accrued interest - related parties	6,009	18,437

Net Cash Used by Operating Activities	(185,470)	(23,704)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of intangible assets and inventory	(50,000)	-

Net Cash Used by Investing Activities	(50,000)	-

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from loans payable - related parties	40,425	24,145
Proceeds from convertible notes payable	276,250	-
Proceeds from notes payable	42,000	-
Payments on notes payable	(2,000)	-

Net Cash Provided by Financing Activities	356,675	24,145

INCREASE IN CASH AND CASH EQUIVALENTS	121,205	441

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	534	93

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$ 121,739	$ 534

SUPPLEMENTAL DISCLOSURES:

Cash paid for interest	$ 15,561	$ -
Cash paid for income taxes	$ -	$ -

Non-cash investing and financing activities:
Assignment of Convertible Notes Payable to Related Party	$ -	$ 15,000
Conversion of debt and accrued interest into common stock	$ -	$ 78,730
Common stock issued for the acquisition of intangible assets
and inventory	$ 375,000	$ -
Recording of premium on convertible debt at stock
redemption value	$ 299,998	$ -
Amortization to additional paid-in capital of premium on
convertible note payable	$ 80,000	$ -
Debt discount on convertible note payable	$ 23,750	$ -
Debt discount on issuance of warrants	$ 67,292	$ -

The accompanying notes are an integral part of these financial statements.

SPIRITS TIME INTERNATIONAL, INC.

(formerly Sears Oil and Gas Corporation)

Notes to the Financial Statements

December 31, 2018

NOTE 1 - ORGANIZATION

Spirits Time International, Inc. (the “Company”) was incorporated on October 18, 2005 under the laws of the State of Nevada.  The Company was formed under the name of Sears Oil and Gas Corporation (“SRSG”), but effective October 22, 2018, our name was changed to Spirits Time International, Inc. to reflect our new business direction.  In addition to the change of the Company’s name, the Amended and Restated Articles of Incorporation were amended to: increase the number of shares of common stock authorized from 100,000,000 to 140,000,000; authorize a class of preferred stock consisting of 20,000,000 shares of $0.001 par value preferred stock issuable in such series and with such characteristics as determined appropriate by the Board of Directors.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Basic Loss Per Share - The computations of basic loss per share of common stock are based on the weighted average number of shares outstanding at the date of the financial statements. At December 31, 2018, the Company had warrants outstanding that are exercisable into 42,857 shares of common stock, and convertible debt outstanding that is convertible into 219,383 shares of common stock.  The common stock issuable from the warrants and convertible debt was not included, as it would be anti-dilutive due to continuing losses.

Year Ended	Loss (Numerator)	Shares (Denominator)	Per Share Amount
December 31, 2018	$ (449,030)	4,102,649	$ (0.11)
December 31, 2017	$ (224,387)	1,183,745	$ (0.19)

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

December 31, 2018

The carrying amounts reported in the balance sheets for the cash and cash equivalents, receivables and current liabilities each qualify as financial instruments and are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest.

Recently-Issued Pronouncements - We have reviewed accounting pronouncements issued during the past two years and have adopted any that are applicable to our company.  We have determined that none had a material impact on our financial position, results of operations, or cash flows for the years ended December 31, 2018 and 2017.

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

Concentration of Risk - Cash - The Company at times may maintain a cash balance in excess of insured limits. At December 31, 2018, the Company has no cash in excess of insured limits.

Revenue Recognition - The Company will determine its revenue recognition policy when it achieves successful operations.

Cash and Cash Equivalents - For purposes of the Statement of Cash Flows, the Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes.

Inventory - Inventory consists of bottled tequila acquired in the acquisition of the Tequila Alebrijes products and intangibles (Note 3), and is held by a third-party tequila production warehouse in Tequila Jalisco, Mexico. Inventory is stated at lower of cost or net realizable value, with cost being determined on the first-in, first-out (“FIFO”) method. As of December 31, 2018 and 2017, the Company had finished goods inventory on-hand totaling $80,470 and $0, respectively, and prepaid inventory totaling $69,530 and $0, respectively.

Intangibles - The Company accounts for intangible assets in accordance with ASC 350 “Intangibles-Goodwill and Other” (“ASC 350”). ASC 350 requires that goodwill and other intangibles with indefinite lives be tested for impairment annually or on an interim basis if events or circumstances indicate that the fair value of an asset has decreased below its carrying value. The cost of intangible assets with determinable useful lives is amortized to reflect the pattern of economic benefits consumed, either on a straight-line or accelerated basis over the estimated periods benefited. Patents, technology and other intangibles with contractual terms are generally amortized over their respective legal or contractual lives. When certain events or changes in operating conditions occur, an impairment assessment is performed and lives of intangible assets with determinable lives may be adjusted.

No impairment was noted on the Tequila Alebrijes brand name and property rights (indefinite-lived intangible assets) during the year ended December 31, 2018 (Note 3).

NOTE 3 – ACQUSITION OF ASSETS

On September 28, 2018 (the “Acquisition Date”), the Company completed an Asset Purchase Agreement (the "Agreement”) with Human Brands International, Inc., a privately-held Nevada corporation ("HBI").  Pursuant to the Agreement, the Company acquired from HBI certain assets of HBI (the “Assets”) in exchange for 3,500,000 shares of common stock of the Company valued at $375,000, and $50,000 in cash, for total purchase price of $425,000 (the "Acquisition"). The Assets acquired were 12,000 bottles of Tequila Alebrijes products (the “Inventory”) and the brand name and property rights (the “Intangibles”).  Of the total $425,000 purchase price, $150,000 was allocated to the Inventory based on the tequila bottles’ invoiced fair market value on the Acquisition Date ($80,470 to finished goods inventory on hand on the Acquisition Date and $69,530 to Prepaid Inventory deliverable to the Company by HBI), with the remaining $275,000 allocated to the Intangibles.

On the Acquisition Date, the 3,500,000 shares represented 52.4% of the Company’s then-issued and outstanding common stock.  So as not to effect a change in control, HBI granted the Company’s President, Mark Scharmann, an Irrevocable Proxy to vote 300,000 of its shares of the Company’s common stock.  As a result, Mark Scharmann has the right to vote 3,361,553 shares of the Company’s common stock and HBI had the right to vote 3,200,000 shares of the Company’s common stock, which has been reduced to 2,903,846 shares due to HBI’s transfer of 296,154 of its shares to another shareholder.

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

NOTE 4 - INCOME TAXES

Income Taxes - The Financial Accounting Standards Board (FASB) has issued FASB ASC 740-10, which clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements.  This standard requires a company to determine whether it is more likely than not that a tax position will be sustained will be sustained upon examination based upon the technical merits of the position.  If the more-likely-than- not threshold is met, a company must measure the tax position to determine the amount to recognize in the financial statements.  As a result of the implementation of this standard, the Company performed a review of its material tax positions in accordance with recognition and measurement standards established by FASB ASC 740-10.

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

At December 31, 2018 the Company had net operating loss carryforwards of approximately $1,029,000 that may be offset against future taxable income through 2038.  No tax benefits have been reported in the financial statements, because the potential tax benefits of the net operating loss carry forwards are offset by a valuation allowance of the same amount.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations.  Should a change in ownership occur, net operating loss carryforwards may be limited as to use in the future.

The Company has evaluated Staff Accounting Bulletin No. 118 regarding the impact of the decreased tax rates of the Tax Cuts & Jobs Act. The schedules below reflect the Federal tax provision, deferred tax asset and valuation allowance using the new rates adjusted in the period of enactment.

Net deferred tax assets consist of the following components as of December 31, 2018 and 2017:

	2018	2017
Deferred tax assets:
NOL Carryover	$ 267,500	$ 151,000
Valuation allowance	(267,500)	(151,000)
Net deferred tax asset	$ -	$ -

The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rates to pretax income from continuing operations for the years ended December 31, 2018 and 2017 due to the following:

	2018	2017
Current Federal Tax (21%)	$ 94,000	$ 76,300
Current State Tax (5%)	22,500	11,200
Impact of Newly Enacted rates on deferred taxes	-	(28,500)
Change in valuation allowance	(116,500)	(59,000)
	$ -	$ -

At December 31, 2018, the Company had no unrecognized tax benefits that, if recognized, would affect the effective tax rate.

The Company did not have any tax positions for which it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease within the next 12 months.

The Company includes interest and penalties arising from the underpayment of income taxes in the statements of operations in the provision for income taxes.  As of December 31, 2018 and 2017, the Company had no accrued interest or penalties related to uncertain tax positions.

The tax years that remain subject to examination by major taxing jurisdictions are those for the years ended December 31, 2018, 2017 and 2016.

NOTE 5 -   GOING CONCERN

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

NOTE 6 – LOANS AND ADVANCES FROM RELATED PARTIES

During the years ended December 31, 2018 and 2017, the sole officer and director of the Company and another affiliated shareholder made loans to the Company in order to pay for expenses and continue the reporting requirements with the Securities and Exchange Commission.  These loans accrue interest at the rate of 12% per annum, are due on demand and are not convertible into common stock of the Company.

During the years ended December 31, 2018 and 2017, these related parties loaned a total of $40,425 and $24,145, respectively, to the Company.  Also during the years ended December 31, 2018 and 2017, the loans incurred interest expense totaling $14,970 and $11,837, respectively, and interest in the amount of $15,500 and $0, respectively, was paid.  As of December 31, 2018 and 2017, the balance due to these related parties for these loans was principal of $153,228 and $112,803, respectively, and accrued interest of $20,112 and $20,703, respectively.

Beginning August 2017, the Company entered into an oral agreement to pay the Company’s sole director $500 per month as payment for use of his personal residence as the Company’s office and mailing address.  The Company has recorded rent expense of $6,000 during the year ended December 31, 2018 which is included in the selling, general and administrative expenses on the statements of operations.

During the three months ended September 30, 2017, a convertible promissory note held by two non-affiliated entities was assigned to the Company’s sole director and majority shareholder, and subsequently converted into common stock as noted in Note 7.

NOTE 7 – CONVERTIBLE PROMISSORY NOTES / RELATED AND NON-RELATED PARTIES

The Company has a collateralized convertible debt obligation with an unaffiliated entity outstanding at December 31, 2018 as follows:

December 31, 2018
Note	Principal	Less Debt Discount	Plus Premium	Net Note Balance	Accrued Interest

(A)	$ 300,000 (1)	$ (17,812)	$ 219,998	$ 502,186	$ 7,787

Totals	$ 300,000	$ (17,812)	$ 219,998	$ 502,186	$ 7,787

(1) Collateralized by the Company’s assets, including accounts receivable, cash and equivalents, inventory, property, equipment, intangibles.  At December 31, 2018, the Company’s assets consisted of cash and equivalents of $121,739, inventory/prepaid inventory of $150,000, and intangible assets of $275,000, for total carrying value of $546,739.

(A)

On September 24, 2018 (the “Date of Issuance”) the Company issued a convertible promissory note (the “Note”) with a face value of $300,000, maturing on September 24, 2019, and a stated interest of 10% to a third-party investor. The note is convertible at any time after 1 month of the funding of the note into a variable number of the Company's common stock, based on a conversion rate of 50% of the lowest trading price for the 25 days prior to conversion. The note was funded on September 28, 2018, whereby the Company received proceeds of $276,250, after disbursements for the lender's transaction costs, fees and expenses which in aggregate resulted in a total discount of $23,750 to be amortized to interest expense over the life of the note. Additionally, the note’s variable conversion rate component requires that the note be valued at its stock redemption value (i.e., “if-converted” value) pursuant to ASC 480, Distinguishing Liabilities from Equity, with the excess over the note’s undiscounted face value being deemed a premium to be added to the principal balance and amortized to additional paid-in capital over the life of the note. As such, the Company recorded a premium on the note of $299,998 as a reduction to additional paid-in capital based on a discounted “if-converted” rate of $1.825 per share (50% of the lowest trading price during the 25 days preceding the note's issuance), which computed to 164,383 shares of 'if-converted' common stock with a redemption value of $599,998 due to $3.65 per share fair market value of the Company's stock on the note's date of issuance. Debt discount amortization is recorded as interest expense, while debt premium amortization is recorded as an increase to additional paid-in capital. During the year ended December 31, 2018, the Company recorded $80,000 of premium amortization to additional paid-in capital, and amortization of debt discount of $5,938.  Along with the Note, on the Date of Issuance the Company issued 42,857 Common Stock Purchase Warrants (the “Warrants”), exercisable immediately at a fixed exercise price of $3.50 with an expiration date of September 24, 2023.  The Company has determined that the Warrants are exempt from derivative accounting and were valued at $86,750 on the Date of Inception using the Black Scholes Options Pricing Model.  Assumptions used for the Black Scholes Options Pricing Model include (1) stock price of $3.65 per share, (2) exercise price of $3.50 per share, (3) expected term of 5 years, (4) expected volatility of 3.87% and (5) risk free interest rate of 2.96%.  The note proceeds of $300,000 were then allocated between the fair value of the promissory note ($300,000) and the Warrants ($86,750), resulting in a debt discount of $67,292.  As the warrants are exercisable immediately, this debt discount was amortized in its entirety to interest expense on the Date of Issuance.

In March 2014, the Company issued a $40,000 convertible promissory note to the sole officer and director of the Company and a $15,000 convertible promissory note to another affiliated shareholder (the “Convertible Notes”). The Convertible Notes had a term of one year expiring March 2015, and are now payable on demand, and accrue interest at the rate of 12% per annum. The holders of the Convertible Notes, may, at their option, convert all or any portion of the outstanding principal balance of, and all accrued interest on the Convertible Notes into shares of the Company’s common stock, par value $0.001 per share, at a conversion rate of $1.00 per share. For the years ended December 31, 2018 and 2017 additional interest accrued on these Notes in the amount of $6,600 and $6,600, respectively.  No principal or interest has been paid on these Notes.  As of December 31, 2018 and 2017, the balance due to these related parties for these Notes was principal of $55,000, and accrued interest of $31,481 and $24,881, respectively. (See Note 8)

During the year ended December 31, 2009, a shareholder of the Company loaned $15,000 to the Company. The note was later assigned to two non-affiliated entities. During the three months ended September 30, 2017, the note was assigned to the Company’s sole director and majority shareholder.  The Note was accruing interest at the default rate of 23% per annum. The holder of the Note had the option to convert all of the outstanding principal balance and all accrued interest on the Note into 3,000,000 shares of the Company’s common stock, par value $0.001 per share.  In August 2017, the convertible promissory note along with accrued interest of $63,730 was converted into 3,000,000 shares of the Company’s previously authorized but unissued common stock.  The value of the shares issued was determined to be $243,524, based on the Company’s enterprise value at the effective date of the agreement, as the lack of trading volume of the Company’s public shares was not a feasible determinant of value. The excess of the fair value of the stock issued over the value of the debt settled of $164,794 has been recorded as a loss on extinguishment of debt.

NOTE 8 – CONVERTIBLE NOTES AND LOANS PAYABLE – RELATED PARTIES

Convertible notes and loans payable – related parties consisted of the following:
	December 31, 2018	December 31, 2017
Loans payable to related parties, interest at 12% per annum, due on demand	153,228	112,803
Convertible notes payable to related parties, interest at 12% per annum, due on March 7, 2015 (in default), convertible into common stock at $1.00 per share	55,000	55,000
Total Convertible Notes and Loans Payable – Related Parties	208,228	167,803
Less: Current Portion	(208,228)	(167,803)
Long-Term Convertible Notes and Loans Payable – Related Parties	$ -	$ -

The Company did not record beneficial conversion feature elements on the convertible debt due to the conversion rate of $1.00 per share being greater than the estimated fair market value of the underlying shares on the date of issuance.

NOTE 9 – NOTES PAYABLE

Notes payable consisted of the following:

	December 31, 2018	December 31, 2017

Note payable to an unrelated individual, interest at 12% per annum, issued August 1, 2018 due November 15, 2018 (in default), unsecured	$ 10,000	$ -

Note payable to an individual, interest at 12% per annum, issued December 31, 2018 due December 31, 2019, unsecured	30,000	-

Total Notes Payable	40,000	-
Less: Current Portion	(40,000)	-
Long-Term Notes Payable	$ -	$ -

Accrued interest and interest expense for these Notes as of and for the year ended December 31, 2018 totaled $560.

NOTE 10 – EQUITY TRANSACTIONS

In December 2018 the Company issued 600,000 shares of common stock to nonaffiliates for professional services rendered to the Company totaling $124,000.

NOTE 11 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events for the period of December 31, 2019 through the date the financial statements were issued, and concluded there were no other events or transactions occurring during this period that required recognition or disclosure in its financial statements.