Form 10-Q
period 2019-03-31
SPIRITS TIME INTERNATIONAL, INC.
filed 2019-05-20
CIK 1434737

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

(Mark One)

[X]Quarterly  report  pursuant  to  Section  13  or  15(d)  of  the  Securities  Exchange  Act  of  1934  for  the quarterly period ended March 31, 2019.

[ ]Transition  report  pursuant  to  Section  13  or  15(d)  of  the  Securities  Exchange  Act  of  1934  for  the transition period from

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes No



Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted  pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes [X]No[ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ] 

Non-accelerated filer [ ]	Smaller reporting company [X]
(Do not check if a smaller reporting company) Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]   

Indicate by check mark whether the registrant is a shell Company (as defined in Rule 12b-2 of the Exchange Act).Yes[  ]

No  [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. The number of shares outstanding of the issuer’s common stock, $0.001 par value (the only class of voting stock), was 7,281,005 on May 15, 2019.

SPIRITS TIME INTERNATIONAL, INC.

{00435833.DOCX /}

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

Item 1. – Financial Statements

As used herein, the terms “Spirits Time,” “we,” “our,” and “us” refer to Spirits Time International, Inc., a Nevada corporation, unless otherwise indicated. The unaudited financial statements of the registrant for the three months ended March 31, 2019 and 2018 follow. The condensed financial statements reflect all adjustments that are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.  All such adjustments are of a normal and recurring nature.

{00435833.DOCX /}

  SPIRITS TIME INTERNATIONAL, INC.

INDEX TO FINANCIAL STATEMENTS

SPIRITS TIME INTERNATIONAL, INC.
Balance Sheets
(Unaudited)

ASSETS

	March 31,	December 31,
	2019	2018

CURRENT ASSETS

Cash and cash equivalents	$ 89,530	$ 121,739
Prepaid inventory	69,530	69,530
Inventory	80,470	80,470

Total Current Assets	239,530	271,739

OTHER ASSETS

Intangible assets	275,000	275,000

TOTAL ASSETS	$ 514,530	$ 546,739

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable	$ 85,480	$ 73,205
Accrued interest	9,367	8,347
Accrued interest - related parties	56,815	51,593
Loans payable - related parties	153,228	153,228
Convertible notes payable - related parties	55,000	55,000
Convertible note payable (net of unamortized debt discount
of $11,875 and $17,812, and unamortized debt premium
of $144,999, and $219,998, respectively)	433,124	502,186
Notes payable	40,000	40,000

Total Current Liabilities	833,014	883,559

TOTAL LIABILITIES	833,014	883,559

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock, $0.001 par value; 20,000,000 shares
authorized, -0- shares issued and outstanding	-	-
Common stock, $0.001 par value; 140,000,000 shares
authorized, 7,281,005 and 7,281,005 shares issued
and outstanding, respectively	7,281	7,281
Additional paid-in capital	759,536	684,537
Accumulated deficit	(1,085,301)	(1,028,638)

Total Stockholders' Equity (Deficit)	(318,484)	(336,820)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$ 514,530	$ 546,739

The accompanying notes are an integral part of these financial statements.

SPIRITS TIME INTERNATIONAL, INC.
Statements of Operations
(Unaudited)

	For the Three Months Ended
	March 31,
	2019	2018

NET REVENUES	$ -	$ -

OPERATING EXPENSES

Professional fees	23,089	6,060
Selling, general and administrative	12,894	1,792

Total Operating Expenses	35,983	7,852

LOSS FROM OPERATIONS	(35,983)	(7,852)

OTHER INCOME (EXPENSES)

Interest expense (including the amortization of debt discount
of $5,937 and $-0-, respectively)	(20,680)	(5,182)

Total Other Income (Expenses)	(20,680)	(5,182)

LOSS BEFORE INCOME TAXES	(56,663)	(13,034)

PROVISION FOR INCOME TAXES	-	-

NET LOSS	$ (56,663)	$ (13,034)

BASIC NET LOSS PER SHARE	$ (0.01)	$ (0.00)

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING	7,281,005	3,181,005

The accompanying notes are an integral part of these financial statements.

SPIRITS TIME INTERNATIONAL, INC.
(formerly Sears Oild and Gas Corporation)
Statements of Stockholders' Equity (Deficit)
For the Period January 1, 2018 through March 31, 2019

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity

Balance, January 1, 2018	3,181,005	3,181	342,343	(579,608)	(234,084)

Purchase of intangible assets and inventory	3,500,000	3,500	371,500	-	375,000

Debt premium on convertible note	-	-	(299,998)	-	(299,998)

Amortization of debt premium	-	-	80,000	-	80,000

Debt discount on warrants	-	-	67,292	-	67,292

Common stock issued for services	600,000	600	123,400	-	124,000

Net loss for the year ended
December 31, 2018	-	-	-	(449,030)	(449,030)

Balance, December 31, 2018	7,281,005	7,281	684,537	(1,028,638)	(336,820)

Amortization of debt premium	-	-	74,999	-	74,999

Net loss for the three months ended
March 31, 2019	-	-	-	(56,663)	(56,663)

Balance, March 31, 2019	7,281,005	$ 7,281	$ 759,536	$ (1,085,301)	$ (318,484)

The accompanying notes are an integral part of these financial statements.

SPIRITS TIME INTERNATIONAL, INC.
Statements of Stockholders' Equity (Deficit)
(Unaudited)

	Three Months Ended March 31, 2018
			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity (Deficit)

Balance, December 31, 2017	3,181,005	3,181	342,343	(579,608)	(234,084)

Net loss for the three months ended
March 31, 2018	-	-	-	(13,034)	(13,034)

Balance, March 31, 2018	3,181,005	$ 3,181	$ 342,343	$ (592,642)	$ (247,118)

	Three Months Ended March 31, 2019
			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity (Deficit)

Balance, December 31, 2018	7,281,005	7,281	684,537	(1,028,638)	(336,820)

Amortization of debt premium	-	-	74,999	-	74,999

Net loss for the three months ended
March 31, 2019	-	-	-	(56,663)	(56,663)

Balance, March 31, 2019	7,281,005	$ 7,281	$ 759,536	$ (1,085,301)	$ (318,484)

The accompanying notes are an integral part of these financial statements.

SPIRITS TIME INTERNATIONAL, INC.
Statements of Cash Flows
(Unaudited)

	For the Three Months Ended
	March 31,
	2019	2018

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$ (56,663)	$ (13,034)
Adjustments to reconcile net loss to net cash
used by operating activities:
Amortization of debt discount	5,937	-
Changes in operating assets and liabilities:
Accounts payable and accrued interest	13,295	(1,290)
Accrued interest - related parties	5,222	5,182

Net Cash Used by Operating Activities	(32,209)	(9,142)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from loans payable - related parties	-	9,275

Net Cash Provided (Used) by Financing Activities	-	9,275

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(32,209)	133

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	121,739	534

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$ 89,530	$ 667

SUPPLEMENTAL DISCLOSURES:

Cash paid for interest	$ 8,500	$ -
Cash paid for income taxes	$ -	$ -

Non-cash investing and financing activities:
Amortization to additional paid-in capital of premium on
convertible note payable	$ 74,999	$ -

The accompanying notes are an integral part of these financial statements.

F-1

SPIRITS TIME INTERNATIONAL, INC.

Notes to the Financial Statements

March 31, 2019

(Unaudited)

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2019 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2018 audited financial statements.  The results of operations for the period ended March 31, 2019 are not necessarily indicative of the operating results for the full year.

Basic Loss Per Share - The computations of basic loss per share of common stock are based on the weighted average number of shares outstanding at the date of the financial statements. At March 31, 2019, the Company had warrants outstanding that are exercisable into 42,857 shares of common stock, and convertible debt outstanding that is convertible into 219,383 shares of common stock.  The common stock issuable from the warrants and convertible debt was not included, as it would be anti-dilutive due to continuing losses.

Three Months Ended	Loss (Numerator)	Shares (Denominator)	Per Share Amount
March 31, 2019	$ (56,663)	7,281,005	$ (0.01)
March 31, 2018	$ (13,034)	3,181,005	$ (0.00)

Inventory - Inventory consists of bottled tequila acquired in the acquisition of the Tequila Alebrijes products and intangibles (Note 2), and is held by a third-party tequila production warehouse in Tequila Jalisco, Mexico. Inventory is stated at lower of cost or net realizable value, with cost being determined on the first-in, first-out (“FIFO”) method. As of March 31, 2019 and 2018, the Company had finished goods inventory on-hand totaling $80,470 and prepaid inventory totaling $69,530. The Company has determined that no reserve for obsolete or slow-moving inventory is necessary as of March 31, 2019.

NOTE 2 – ACQUSITION OF ASSETS

On September 28, 2018 (the “Acquisition Date”), the Company completed an Asset Purchase Agreement (the "Agreement”) with Human Brands International, Inc., a privately-held Nevada corporation ("HBI").  Pursuant to the Agreement, the Company acquired from HBI certain assets of HBI (the “Assets”) in exchange for 3,500,000 shares of common stock of the Company valued at $375,000, and $50,000 in cash, for total purchase price of $425,000 (the "Acquisition"). The Assets acquired were 12,000 bottles of Tequila Alebrijes products (the “Inventory”) and the brand name and property rights (the “Intangibles”).  Of the total $425,000 purchase price, $150,000 was allocated to the Inventory based on the tequila bottles’ invoiced fair market value on the Acquisition Date ($80,470 to finished goods inventory on hand on the Acquisition Date and $69,530 to Prepaid Inventory deliverable to the Company by HBI), with the remaining $275,000 allocated to the Intangibles. The Company has determined that no impairment of the Assets is necessary as of March 31, 2019, as the Company plans to commence sale and shipment of the Inventory utilizing the Tequila Alebrijes branding and property rights during the second quarter of 2019.

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

NOTE 4 – RELATED PARTY TRANSACTIONS

During the three months ended March 31, 2019 and 2018, the Company received loans in the amount of $-0- and $9,275, respectively, from related parties of the Company.  These loans accrue interest at the rate of 12% per annum, are due on demand and are not convertible into common stock of the Company.  The balances due on loans payable to related parties were principal of $153,228 and $153,228 plus accrued interest of $56,815 and $51,593 as of March 31, 2019 and December 31, 2018, respectively.  During the three months ended March 31, 2019, interest in the amount of $1,000 was paid.

Beginning August 2017, the Company entered into an oral agreement to pay the Company’s sole director $500 per month as payment for use of his personal residence as the Company’s office and mailing address.  The Company has recorded rent expense of $1,500 during the three months ended March 31, 2019 which is included in the selling, general and administrative expenses on the statements of operations.

On October 29, 2018, we entered into a non-exclusive Brand Management Agreement (“Brand Management Agreement”) with CapCity Beverage, LLC (“CCB”) for the brand Tequila Alebrijes (“Brand”).  CCB is a wholly-owned subsidiary of HBI.  HBI currently owns approximately 44% of our common stock.

Pursuant to the Brand Management Agreement, CCB has been appointed as a non-exclusive Brand Manager of the Company’s Tequila Alebrijes brand. The Brand Management Agreement is for a term of two (2) years subject to earlier termination as set forth in the Brand Management Agreement. CCB will perform certain services for the Company in connection with the planning, launch, creation, branding, market research, advertising, marketing, consulting, creative and/or digital services and sales for the Brand, the Company’s Tequila Alebrijes product, and the Company. CCB will receive 10% of the gross revenue received from the sale of the products marketed under the Brand Management Agreement. A copy of the Brand Management Agreement was attached as an Exhibit to a Form 8-K filed by the Company with the SEC on November 1, 2018.

SPIRITS TIME INTERNATIONAL, INC.

Notes to the Financial Statements

March 31, 2019

(Unaudited)

NOTE 5 – CONVERTIBLE PROMISSORY NOTES / RELATED AND NON-RELATED PARTIES

The Company has a collateralized convertible debt obligation with an unaffiliated entity outstanding at March 31, 2019 as follows:

Note (A)	Principal(1)	Less Debt Discount	Plus Premium	Net Note Balance	Accrued Interest

March 31, 2019	$ 300,000	$ (11,875)	$ 144,999	$ 433,124	$ 7,684
December 31, 2018	$ 300,000	$ (17,812)	$ 219,998	$ 502,186	$ 7,787

(1)

Collateralized by the Company’s assets, including accounts receivable, cash and equivalents, inventory, property, equipment, intangibles.  At March 31, 2019 and December 31, 2018, the Company’s assets consisted of cash and equivalents of $89,530 and $121,739, respectively, inventory/prepaid inventory of $150,000, and intangible assets of $275,000, for total carrying value of $514,530 and $546,739, respectively.

(A)

On September 24, 2018 (the “Date of Issuance”) the Company issued a convertible promissory note (the “Note”) with a face value of $300,000, maturing on September 24, 2019, and a stated interest of 10% to a third-party investor. The note is convertible at any time after 1 month of the funding of the note into a variable number of the Company's common stock, based on a conversion rate of 50% of the lowest trading price for the 25 days prior to conversion. The note was funded on September 28, 2018, when the Company received proceeds of $276,250, after disbursements for the lender's transaction costs, fees and expenses which in aggregate resulted in a total discount of $23,750 to be amortized to interest expense over the life of the note. Additionally, the note’s variable conversion rate component requires that the note be valued at its stock redemption value (i.e., “if-converted” value) pursuant to ASC 480, Distinguishing Liabilities from Equity, with the excess over the note’s undiscounted face value being deemed a premium to be added to the principal balance and amortized to additional paid-in capital over the life of the note. As such, the Company recorded a premium on the note of $299,998 as a reduction to additional paid-in capital based on a discounted “if-converted” rate of $1.825 per share (50% of the lowest trading price during the 25 days preceding the note's issuance), which computed to 164,383 shares of 'if-converted' common stock with a redemption value of $599,998 due to $3.65 per share fair market value of the Company's stock on the note's date of issuance. Debt discount amortization is recorded as interest expense, while debt premium amortization is recorded as an increase to additional paid-in capital. During the three months ended March 31, 2019, the Company recorded $74,999 of premium amortization to additional paid-in capital, and amortization of debt discount of $5,937.   Interest expense on the Note approximates $7,500 per quarter, and the Company made $7,500 in interest payments during the three months ended March 31, 2019, resulting in $7,684 and $7,787 in accrued interest at March 31, 2019 and December 31, 2018, respectively.

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

In March 2014, the Company issued a $40,000 convertible promissory note to the sole officer and director of the Company and a $15,000 convertible promissory note to another affiliated shareholder (the “Convertible Notes”). The Convertible

Notes had a term of one year expiring March 2015, and are now payable on demand, and accrue interest at the rate of 12% per annum. The holders of the Convertible Notes, may, at their option, convert all or any portion of the outstanding principal balance of, and all accrued interest on the Convertible Notes into shares of the Company’s common stock, par value $0.001 per share, at a conversion rate of $1.00 per share.  Accrued interest on the Convertible Notes totaled $33,108 and $31,481 at March 31, 2019 and December 31, 2018, respectively.

SPIRITS TIME INTERNATIONAL, INC.

Notes to the Financial Statements

 March 31, 2019

(Unaudited)

NOTE 6 – CONVERTIBLE NOTES AND LOANS PAYABLE – RELATED PARTIES

Convertible notes and loans payable – related parties consisted of the following:
	March 31, 2019	December 31, 2018
Loans payable to related parties, interest at 12% per annum, due on demand	153,228	153,228
Convertible notes payable to related parties, interest at 12% per annum, due on March 7, 2015 (in default), convertible into common stock at $1.00 per share	55,000	55,000
Total Convertible Notes and Loans Payable – Related Parties	208,228	208,228
Less: Current Portion	(208,228)	(208,228)
Long-Term Convertible Notes and Loans Payable – Related Parties	$ -	$ -

Accrued interest on the convertible notes and loans payable, related parties was $56,815 and $51,593 at March 31, 2019 and December 31, 2018, respectively.  The Company did not record beneficial conversion feature elements on the convertible debt due to the conversion rate of $1.00 per share being greater than the estimated fair market value of the underlying shares on the date of issuance.

NOTE 7 – NOTES PAYABLE

Notes payable consisted of the following:

	March 31, 2019	December 31, 2018

Note payable to an individual, interest at 12% per annum, issued August 1, 2018 due November 15, 2018 (in default), unsecured	$ 10,000	$ 10,000

Note payable to an individual, interest at 12% per annum, issued December 31, 2018 due December 31, 2019, unsecured	30,000	30,000

Total Notes Payable	40,000	40,000
Less: Current Portion	(40,000)	(40,000)
Long-Term Notes Payable	$ -	$ -

Accrued interest on notes payable was $1,683 and $500 at March 31, 2019 and December 31, 2018.

SPIRITS TIME INTERNATIONAL, INC.

Notes to the Financial Statements

March 31, 2019

(Unaudited)

NOTE 8 – SUBSEQUENT EVENTS

On April 25, 2019, the Company received a demand letter from Auctus’s legal counsel that stated, among other things, that the Company has defaulted on the Auctus Note.  The demand letter further stated that as a result of such breaches and the default remedy provisions of the Note set forth therein, as of April 25, 2019, the Company, owes Auctus at least $490,767 calculated as follows:

Outstanding principal of $300,000 + accrued interest of $12,178 + $15,000 liquidated damages relating back to the Auctus Note issuance date for breach of Section 3.1 + 50% liquidated damages of $163,589 for default under Sections other than Section 3.2.

We currently intend to file a registration statement covering the shares of common stock underlying the Auctus Note in the next 30-45 days.  The filing of the registration statement will not cure the defaults claimed by Auctus unless Auctus waives such defaults.  We have no reason to believe that Auctus will waive such claimed defaults.

We have communicated with Auctus regarding these matters but are unable to predict whether we will be able to enter into a workable resolution with Auctus.  If not, Auctus could commence collection action against the Company and seek to foreclose on our assets and seek other remedies.

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

General Financial Matters

Our auditor’s report on our financial statements for the year ended December 31, 2018 contained a going concern qualification as there is substantial doubt about our ability to continue as a going concern.  Our liabilities significantly exceed our assets and we have yet to generate revenue from operations. Our primary creditor has claimed a default under the Promissory Note we issued to such creditor.  In order for us to continue to achieve our business plan we need to raise significant additional capital of which there can be no assurance. An investment in the Company would create a significant risk of loss to an investor.

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

 On September 28, 2018, we completed and closed upon an Asset Acquisition Transaction (the “Acquisition”) and a Loan Transaction pursuant to which we intend to engage in the business of marketing tequila products under the brand name of Tequila Alebrijes.  We acquired the Tequila Alebrijes brand name, trademark and certain other assets from Human Brands International, Inc., a Nevada corporation (“Human Brands”).  We also closed on a loan transaction whereby we borrowed $300,000 from Auctus Fund, LLC (See Notes to the Financial Statements).  Auctus has delivered a notice of default to us relating to such loan.  See Part II – Item 3 of this Form 10-Q.

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

We have developed a business plan to obtain rights to develop a portfolio of beverage (alcoholic and non-alcoholic) product brands and to distribute and market beverage products nationally and internationally. Our first brand is the “Tequila Alebrijes” brand of tequila.  We obtained the trademark for this brand and the rights to market and distribute Tequila Alebrijes products.  We also acquired approximately 12,000 bottles of tequila, as described in the Notes to the Financial Statements. Currently, the “Tequila Alebrijes” brand of tequila is our only product brand.

We do not intend to produce beverage products but rather we intend to acquire brand and marketing rights for beverage products and thereafter commercialize our products either directly by selling to retailers and point of sale locations or through brand management agreements and/or distribution agreements with other companies involved in the beverage distribution business.

Acquisition of Assets

On September 13, 2018 we entered into an Asset Purchase Agreement to purchase assets from Human Brands, as described above.

The Company’s Newly Adopted Business Plan - General

Our new business plan is to engage in the business of acquiring rights to market non-alcoholic and alcoholic beverage brands. As described above, our first acquisition was the Tequila Alebrijes brand of tequila. Currently, that is our only product brand.

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

We entered into a non-exclusive brand management agreement with CapCity Beverage, LLC (“CCB”).  CCB is an affiliate of Human Brands which has been active in developing, distributing and promoting premium spirits brands since 2012.  The brand management agreement calls for CCB to utilize its import and export licenses to bring the Tequila Alebrijes inventory into the U.S. from Mexico and also ship the product to other countries around the world.

As of the date of May 1, 2019, the brand management agreement has not resulted in the sale of any of our product and we anticipate that we will either terminate or modify the agreement and seek other product market alternatives.

Ultimate Business Goal

One of our ultimate business goals is to develop critical mass and a diverse portfolio of distilled spirits and non-alcoholic brands so as to make us an attractive acquisition target or an attractive partner for other companies in the beverage industry.

To achieve this goal, we plan on developing diverse channels of distribution by building relationships with strong regional and local distributors.  To support our distributors, we plan to work with brand managers to create marketing, support consumer awareness, and to develop demand at the retail level in liquor stores and bars.

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

(2)

Qualify for Our Own Licenses and Permits. Initially we are relying on “Brand Management Agreements” with companies that already have distribution channels and have import and export licenses and permits. In addition, we will be contracting with US domestic distributors that have permits and licenses in a large number of key states for spirits sales. In addition, our Brand Management companies will have the logistical capability to store, ship and comply with all state and federal regulations and accounting requirements.  The Brand Manager will also be responsible for collecting and reporting on all taxes, customs compliance and shipping regulations. Presently, our non-exclusive Brand Manager for our Tequila Alebrijes brand is CCB.  The CCB Brand Management Agreement is further discussed below.

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

We have yet to generate any revenue from the acquisition of the tequila related assets and there can be no assurance we will be able to generate meaningful revenues in the near future.  We anticipate that we must raise additional capital to develop a meaningful marketing program for our products and there can be no assurance that we will be able to raise adequate capital to market our products and develop active business operations.

Three months ended March 31, 2019 compared to the three months ended March 31, 2018

For the three months ended March 31, 2019 and 2018, the Company had no revenue.  For the three months ended March 31, 2019, the Company incurred $23,089 of professional fees compared to $6,060 for the three months ended March 31, 2018.  Such expenses consist primarily of legal and accounting fees, as well as annual fees required to maintain the Company’s corporate status.  For the three months ended March 31, 2019, the Company incurred $12,894 of selling, general and administrative expenses compared to $1,792 for the three months ended March 31, 2018.  The increase is due primarily to marketing and travel fees incurred related to the Asset Acquisition.  For the three months ended March 31, 2019, the Company incurred $20,680 of interest expense on notes payable compared to $5,182 for the three months ended March 31, 2018.  Included in interest expense is the amortization of debt discount of $5,937 during the three months ended March 31, 2019.  See Note 5 in the notes to the financial statements.

As a result of the foregoing, the Company incurred a loss of $56,663 and $13,034, respectively, for the three months ended March 31, 2019 and 2018.

Liquidity

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

As of March 31, 2019, the Company had $89,530 of cash and negative working capital of $593,484.  This compares with cash of $121,739 and negative working capital of $611,820 as of December 31, 2018.

For the three months ended March 31, 2019, the Company used cash of $32,209 in operations consisting of the loss of $56,663 which was offset by the amortization of debt discount of $5,937, changes in accounts payable and accrued interest of $13,295 and changes in accrued interest due to related parties of $5,222. This compares with $9,142 used in operations for the three months ended March 31, 2018 consisting of the loss of $13,034 which was offset by changes in accounts payable and accrued interest of $1,290 and changes in accrued interest due to related parties of $5,182.

There were no investing activities during the three months ended March 31, 2019 and 2018.

For the three months ended March 31, 2019, the Company didn’t engage in any financing activities.  For the three months ended March 31, 2018, financing activities provided $9,275 which consisted of proceeds from loans payable to related parties.

As a result of the foregoing, there was a decrease of $32,209 in cash for the three months ended March 31, 2019 from the cash on hand as of December 31, 2018.

From the date of inception (October 18, 2005) to March 31, 2019, the Company has recorded an accumulated deficit of $1,085,301, most of which were expenses relating to the initial development of the Company and maintaining reporting company status with the SEC over the past 10 years.  In order to survive as a going concern, the Company will require additional capital investments or borrowed funds to meet cash flow projections and carry forward our business objectives. There can be no guarantee or assurance that we can raise adequate capital from outside sources to fund the proposed business. Failure to secure additional financing would result in business failure and a complete loss of any investment made into the Company.

Our ability to continue as a going concern in the next 12 months depends on our ability to obtain sources of capital to fund our continuing operations and to fund our operations in the beverage industry. As of March 31, 2019, our remaining cash balance is not sufficient to cover our current liabilities, obligations and working capital needs for the balance of 2019. We will continue to rely on loans from management and/or affiliated shareholders or we may raise additional capital through an interim financing to meet our general cash flow requirements until such time as we are able to complete the acquisition of an operating company.

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

As described in Part II Item 3, the lender under the Secured Promissory Note has notified us of a claimed default under the Note. The Note is secured by all of the assets of the Company.  We currently do not have cash available to repay the Note and there is no assurance that we will ever have liquid assets necessary to repay the Note.

Employees

As of the date of this report, we have no employees. We currently rely on third parties such as our non-exclusive Brand Manager, CCB, and CCB’s subcontractor, Tequila Armero. Subject to adequate financing and business needs we will retain employees, third party consultants, agents and other service providers on an as needed basis.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

The Company is currently not a party to any pending legal proceedings.  As described It Part II, Item 3 of this Form 10-Q, we have been notified that Auctus Fund, LLC has claimed a default under the Promissory Note we issued to Auctus in September 2018.  Although we are attempting to resolve this issue with Auctus, there can be no assurance that Auctus will not commence a legal proceeding in connection with such claimed default.

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

We did not issue any securities in the three month period ended March 31, 2019.

We anticipate that we will issue additional shares in the future in connection with (i) capital raising activities, (ii) to attract potential brand sellers or other potential partners in the beverage industry, and (iii) for compensation for employees and other service providers.

Item 3. Defaults Upon Senior Securities

On September 24, 2018, the Company entered into a Securities Purchase Agreement (the "Auctus Securities Purchase Agreement") under which it sold a Senior Secured Convertible Promissory note in an aggregate principal amount of $300,000 (the "Auctus Note") to Auctus Fund, LLC ("Auctus"). The principal amount of the Auctus Note accrues interest at the rate of 10% per annum. The Auctus Note calls for default interest at the rate of 24% per annum. The maturity date of the Auctus Note is September 24, 2019.  The Auctus Note is secured by all of the assets of the Company.  Auctus has the option to convert all or any part of the outstanding and unpaid principal amount and accrued and unpaid interest of the Auctus Note into shares of the Company's common stock at the Auctus Conversion Price.  The Auctus Conversion Price, subject to the adjustments described in the Auctus Note, shall equal the lesser of:

(i) 50% multiplied by the lowest Trading Price (as defined in the Auctus Note) (representing a discount rate of 50%) during the previous twenty-five (25) Trading Day period ending on the latest complete Trading Day (as defined in the Auctus Note) prior to the date of the Note, and

(ii) the Variable Conversion Price (as defined in the Auctus Note herein) (subject to equitable adjustments for stock splits, stock dividends or rights offerings by the Company relating to the Company’s securities or the securities of any subsidiary of the Company, combinations, recapitalization, reclassifications, extraordinary distributions and similar events).  The “Variable Conversion Price” shall mean 50% multiplied by the Market Price (as defined in the Auctus Note) (representing a discount rate of 50%)

The Note provides that the conversion price may be adjusted downward upon the occurrence of certain events or the failure of certain events to occur.

The Auctus Note contains provisions relating to events and actions that, if to occur or not occur, would result in an Event of Default under the Auctus Note.  One Event of Default is as follows:

The Company fails to (i) file a registration statement covering the  Auctus (or a successor holder’s) (“Holder”) resale of all of the shares underlying the Auctus Note (the “Registration Statement”) within ninety (90) days following the Issue Date (as defined in the Auctus Note), (ii) cause the Registration Statement to become effective within one hundred ninety (190) days following the Issue Date, (iii) cause the Registration Statement to remain effective until the Note is satisfied in full, (iv) comply with the Registration Rights Agreement between the Company and Holder entered into in connection with the issuance of this Note, or (v) immediately amend the Registration Statement or file a new Registration Statement (and cause such Registration Statement to become immediately effective) if there are no longer sufficient shares registered under the initial Registration Statement for the Holder’s resale of all of the shares underlying the Note.

Under the Auctus loan documents, the registration statement for the shares underlying the Auctus Note was required to be filed by the Company on or about December 23, 2018.  The Company did not file the required registration statement on that date.  Subsequent to December 23, 2018, the Company had communication with Auctus in connection with a potential agreed upon delay in the filing of the registration statement, but no written agreement relating to a waiver or forbearance was entered into by the Company and Auctus.

Notification of Default

On April 25, 2019, the Company received a demand letter from Auctus’s legal counsel that stated, among other things, that the Company has defaulted on the Auctus Note pursuant to:

•

Sections 2.8 (Non-circumvention);

•

3.1 (Failure to pay Principal or interest - acceleration);

•

3.4 (Breach of Agreements and Covenants – Sections 2.8 of the Note – (Non-circumvention); and

•

3.5 (Breach of Representations and Warranties – Section 3(g) (SEC Documents; Financial Statements) of that certain Securities Purchase Agreement (the “SPA”) by and between the Company and Auctus dated September 24, 2018; and 3.25 (Failure to Register) (this is not an exhaustive delineation of potential breaches).

The demand letter further stated that as a result of such breaches and the default remedy provisions of the Note set forth therein at pages 20 and 21 thereof, as of April 25, 2019, the Company, owes Auctus at least $490,767 calculated as follows:

Outstanding principal of $300,000 + accrued interest of $12,178 + $15,000 liquidated damages relating back to the Auctus Note issuance date for breach of Section 3.1 + 50% liquidated damages of $163,589 for default under Sections other than Section 3.2.

Registration Statement.  We currently intend to file a registration statement covering the shares of common stock underlying the Auctus Note in the next 30-45 days.  The filing of the registration statement will not cure the defaults claimed by Auctus unless Auctus waives such defaults.  We have no reason to believe that Auctus will waive such claimed defaults.

Uncertainty of Outcome.   We have communicated with Auctus regarding the matters described in this Item 3 but are unable to predict whether we will be able to enter into a workable resolution with Auctus.  If not, Auctus could commence collection action against the Company and seek to foreclose on our assets and seek other remedies.

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

Date: May 17, 2019

Spirits Time International, Inc.

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