Form 10-Q
period 2019-06-30
SPIRITS TIME INTERNATIONAL, INC.
filed 2019-08-19
CIK 1434737

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

(Mark One)

☑ Quarterly  report  pursuant  to  Section  13  or  15(d)  of  the  Securities  Exchange  Act  of  1934  for  the quarterly period ended June 30, 2019.

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐

Indicate by check mark whether the registrant is a shell Company (as defined in Rule 12b-2 of the Exchange Act).Yes☐No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. The number of shares outstanding of the issuer’s common stock, $0.001 par value (the only class of voting stock), was 7,281,005 on August 14, 2019.

SPIRITS TIME INTERNATIONAL, INC.

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

Item 1. – Financial Statements

As used herein, the terms “Spirits Time,” “we,” “our,” and “us” refer to Spirits Time International, Inc., a Nevada corporation, unless otherwise indicated. The unaudited financial statements of the registrant for the three and six months ended June 30, 2019 and 2018 follow. The condensed financial statements reflect all adjustments that are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.  All such adjustments are of a normal and recurring nature.

4

  SPIRITS TIME INTERNATIONAL, INC.

June 30, 2019

F-1

SPIRITS TIME INTERNATIONAL, INC.
Balance Sheets
(Unaudited)

ASSETS

	June 30,	December 31,
	2019	2018

CURRENT ASSETS

Cash and cash equivalents	$ 41,390	$ 121,739
Prepaid inventory	69,530	69,530
Inventory	80,470	80,470

Total Current Assets	191,390	271,739

OTHER ASSETS

Intangible assets	275,000	275,000

TOTAL ASSETS	$ 466,390	$ 546,739

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable	$ 91,105	$ 73,205
Accrued interest	16,360	8,347
Accrued interest - related parties	57,549	51,593
Loans payable - related parties	156,228	153,228
Convertible notes payable - related parties	55,000	55,000
Convertible note payable (net of unamortized debt discount
of $5,937 and $17,812, and unamortized debt premium
of $69,999, and $219,998, respectively)	364,062	502,186
Notes payable	40,000	40,000

Total Current Liabilities	780,304	883,559

TOTAL LIABILITIES	780,304	883,559

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock, $0.001 par value; 20,000,000 shares
authorized, -0- shares issued and outstanding	-	-
Common stock, $0.001 par value; 140,000,000 shares
authorized, 7,281,005 shares issued and outstanding	7,281	7,281
Additional paid-in capital	834,536	684,537
Accumulated deficit	(1,155,731)	(1,028,638)

Total Stockholders' Equity (Deficit)	(313,914)	(336,820)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$ 466,390	$ 546,739

The accompanying notes are an integral part of these unaudited financial statements.

F-2

SPIRITS TIME INTERNATIONAL, INC.
Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018

NET REVENUES	$ -	$ -	$ -	$ -

OPERATING EXPENSES

Professional fees	45,092	14,448	68,181	20,508
Selling, general and administrative	4,491	1,734	17,385	3,526

Total Operating Expenses	49,583	16,182	85,566	24,034

LOSS FROM OPERATIONS	(49,583)	(16,182)	(85,566)	(24,034)

OTHER INCOME (EXPENSES)

Interest expense (including the amortization of debt
discount of $5,938, $-0-, $11,875 and $-0-, respectively)	(20,847)	(5,360)	(41,527)	(10,542)

Total Other Income (Expenses)	(20,847)	(5,360)	(41,527)	(10,542)

LOSS BEFORE INCOME TAXES	(70,430)	(21,542)	(127,093)	(34,576)

PROVISION FOR INCOME TAXES	-	-	-	-

NET LOSS	$ (70,430)	$ (21,542)	$ (127,093)	$ (34,576)

NET LOSS PER SHARE - BASIC AND DILUTED	$ (0.01)	$ (0.01)	$ (0.02)	$ (0.01)

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING - BASIC AND DILUTED	7,281,005	3,181,005	7,281,005	3,181,005

The accompanying notes are an integral part of these unaudited financial statements.

F-1

SPIRITS TIME INTERNATIONAL, INC.
Statements of Stockholders' Equity (Deficit)
(Unaudited)

	Six Months Ended June 30, 2018
			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity (Deficit)

Balance, December 31, 2017	3,181,005	$ 3,181	$ 342,343	$ (579,608)	$ (234,084)

Net loss for the three months ended
March 31, 2018	-	-	-	(13,034)	(13,034)

Balance, March 31, 2018	3,181,005	3,181	342,343	(592,642)	(247,118)

Net loss for the three months ended
June 30, 2018	-	-	-	(21,542)	(21,542)

Balance, June 30, 2018	3,181,005	$ 3,181	$ 342,343	$ (614,184)	$ (268,660)

	Six Months Ended June 30, 2019
			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity (Deficit)

Balance, December 31, 2018	7,281,005	$ 7,281	$ 684,537	$ (1,028,638)	$ (336,820)

Amortization of debt premium	-	-	74,999	-	74,999

Net loss for the three months ended
March 31, 2019	-	-	-	(56,663)	(56,663)

Balance, March 31, 2019	7,281,005	7,281	759,536	(1,085,301)	(318,484)

Amortization of debt premium	-	-	75,000	-	75,000

Net loss for the three months ended
June 30, 2019	-	-	-	(70,430)	(70,430)

Balance, June 30, 2019	7,281,005	$ 7,281	$ 834,536	$ (1,155,731)	$ (313,914)

The accompanying notes are an integral part of these unaudited financial statements.

F-1

SPIRITS TIME INTERNATIONAL, INC.
Statements of Cash Flows
(Unaudited)

	For the Six Months Ended
	June 30,
	2019	2018

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$ (127,093)	$ (34,576)
Adjustments to reconcile net loss to net cash
used by operating activities:
Amortization of debt discount	11,875	-
Changes in operating assets and liabilities:
Accounts payable and accrued interest	25,913	11,689
Accrued interest - related parties	5,956	10,542

Net Cash Used by Operating Activities	(83,349)	(12,345)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from loans payable - related parties	3,000	11,875

Net Cash Provided by Financing Activities	3,000	11,875

DECREASE IN CASH AND CASH EQUIVALENTS	(80,349)	(470)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	121,739	534

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$ 41,390	$ 64

SUPPLEMENTAL DISCLOSURES:

Cash paid for interest	$ 15,683	$ -
Cash paid for income taxes	$ -	$ -

Non-cash investing and financing activities:
Amortization to additional paid-in capital of premium on
convertible note payable	$ 149,999	$ -

The accompanying notes are an integral part of these unaudited financial statements.

F-1

SPIRITS TIME INTERNATIONAL, INC.

Notes to the Financial Statements

June 30, 2019

(Unaudited)

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial statements at June 30, 2019 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2018 audited financial statements.  The results of operations for the period ended June 30, 2019 are not necessarily indicative of the operating results for the full year.

Loss Per Share - The computations of basic loss per share of common stock are based on the weighted average number of shares outstanding at the date of the financial statements. At June 30, 2019, the Company had warrants outstanding that are exercisable into 42,857 shares of common stock, and convertible debt outstanding that is convertible into 219,383 shares of common stock.  The common stock issuable from the warrants and convertible debt was not included, as it would be anti-dilutive due to continuing losses.

Six Months Ended	Loss (Numerator)	Shares (Denominator)	Per Share Amount
June 30, 2019	$ (127,093)	7,281,005	$ (0.02)
June 30, 2018	$ (34,576)	3,181,005	$ (0.01)

Inventory - Inventory consists of bottled tequila acquired in the acquisition of the Tequila Alebrijes products and intangibles (Note 2), and is held by a third-party tequila production warehouse in Tequila Jalisco, Mexico. Inventory is stated at lower of cost or net realizable value, with cost being determined on the first-in, first-out (“FIFO”) method. As of June 30, 2019 and December 31, 2018, the Company had finished goods inventory on-hand totaling $80,470 and prepaid inventory totaling $69,530. The Company has determined that no reserve for obsolete or slow-moving inventory is necessary as of June 30, 2019 or December 31, 2018.

NOTE 2 – ACQUSITION OF ASSETS

On September 28, 2018 (the “Acquisition Date”), the Company completed an Asset Purchase Agreement (the "Agreement”) with Human Brands International, Inc., a privately-held Nevada corporation ("HBI").  Pursuant to the Agreement, the Company acquired from HBI certain assets of HBI (the “Assets”) in exchange for 3,500,000 shares of common stock of the Company valued at $375,000, and $50,000 in cash, for total purchase price of $425,000 (the "Acquisition"). The Assets acquired were 12,000 bottles of Tequila Alebrijes products (the “Inventory”) and the brand name and property rights (the “Intangibles”).  Of the total $425,000 purchase price, $150,000 was allocated to the Inventory based on the tequila bottles’ invoiced fair market value on the Acquisition Date ($80,470 to finished goods inventory on hand on the Acquisition Date and $69,530 to Prepaid Inventory deliverable to the Company by HBI), with the remaining $275,000 allocated to the Intangibles. The Company has determined that no impairment of the Assets is necessary as of June 30, 2019 or December 31, 2018, as the Company plans to commence sale and shipment of the Inventory utilizing the Tequila Alebrijes branding and property rights during the third quarter of 2019.

On the Acquisition Date, the 3,500,000 shares represented 52.4% of the Company’s then-issued and outstanding common stock.  So as not to effect a change in control, HBI granted the Company’s President, Mark Scharmann, an Irrevocable Proxy to vote 300,000 of its shares of the Company’s common stock.  As a result, Mark Scharmann had the right to vote 3,361,553 shares of the Company’s common stock and HBI had the right to vote 3,200,000 shares of the Company’s common stock, which was reduced to 2,903,846 shares due to HBI’s transfer of 296,154 of its shares to other shareholders.  On May 24, 2019 the Company and proxy holder Mark Scharmann terminated the proxy and such proxy is of no further force or effect. HBI has full voting rights as to the 300,000 shares described in the proxy, as HBI’s ownership percentage has been diluted to 44% as a result of other stock issuances occurring subsequent to the Acquisition.

SPIRITS TIME INTERNATIONAL, INC.

Notes to the Financial Statements

June 30, 2019

(Unaudited)

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

NOTE 4 – RELATED PARTY TRANSACTIONS

During the six months ended June 30, 2019 and 2018, the Company received loans in the amount of $3,000 and $11,875, respectively, from related parties of the Company.  These loans accrue interest at the rate of 12% per annum, are due on demand and are not convertible into common stock of the Company.  The balances due on loans payable to related parties were principal of $156,228 and $153,228 plus accrued interest of $57,549 and $51,593 as of June 30, 2019 and December 31, 2018, respectively.  During the six months ended June 30, 2019, interest in the amount of $6,500 was paid.

Beginning August 2017, the Company entered into an oral agreement to pay the Company’s sole director $500 per month as payment for use of his personal residence as the Company’s office and mailing address.  The Company has recorded rent expense of $3,000 during the six months ended June 30, 2019 which is included in the selling, general and administrative expenses on the statements of operations.

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

SPIRITS TIME INTERNATIONAL, INC.

Notes to the Financial Statements

June 30, 2019

(Unaudited)

NOTE 5 – CONVERTIBLE PROMISSORY NOTES / RELATED AND NON-RELATED PARTIES

The Company has a collateralized convertible debt obligation with an unaffiliated entity outstanding at June 30, 2019 as follows:

Note (A)	Principal(1)	Less Debt Discount	Plus Premium	Net Note Balance	Accrued Interest

June 30, 2019	$ 300,000	$ (5,937)	$ 69,999	$ 364,062	$ 15,163
December 31, 2018	$ 300,000	$ (17,812)	$ 219,998	$ 502,186	$ 7,787

(1)Collateralized by the Company’s assets, including accounts receivable, cash and equivalents, inventory, property, equipment, intangibles.  At June 30, 2019 and December 31, 2018, the Company’s assets consisted of cash and equivalents of $41,390 and $121,739, respectively, inventory/prepaid inventory of $150,000, and intangible assets of $275,000, for total carrying value of $466,390 and $546,739, respectively.

(A)On September 24, 2018 (the “Date of Issuance”) the Company issued a convertible promissory note (the “Note”) with a face value of $300,000, maturing on September 24, 2019, and a stated interest of 10% to a third-party investor. The note is convertible at any time after 1 month of the funding of the note into a variable number of the Company's common stock, based on a conversion rate of 50% of the lowest trading price for the 25 days prior to conversion. The note was funded on September 28, 2018, when the Company received proceeds of $276,250, after disbursements for the lender's transaction costs, fees and expenses which in aggregate resulted in a total discount of $23,750 to be amortized to interest expense over the life of the note. Additionally, the note’s variable conversion rate component requires that the note be valued at its stock redemption value (i.e., “if-converted” value) pursuant to ASC 480, Distinguishing Liabilities from Equity, with the excess over the note’s undiscounted face value being deemed a premium to be added to the principal balance and amortized to additional paid-in capital over the life of the note. As such, the Company recorded a premium on the note of $299,998 as a reduction to additional paid-in capital based on a discounted “if-converted” rate of $1.825 per share (50% of the lowest trading price during the 25 days preceding the note's issuance), which computed to 164,383 shares of 'if-converted' common stock with a redemption value of $599,998 due to $3.65 per share fair market value of the Company's stock on the note's date of issuance. Debt discount amortization is recorded as interest expense, while debt premium amortization is recorded as an increase to additional paid-in capital. During the six months ended June 30, 2019, the Company recorded $149,999 of premium amortization to additional paid-in capital, and amortization of debt discount of $11,875.   Interest expense on the Note approximates $7,500 per quarter, and the Company made $7,500 in interest payments during the six months ended June 30, 2019, resulting in $15,163 and $7,787 in accrued interest at June 30, 2019 and December 31, 2018, respectively.

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

In March 2014, the Company issued a $40,000 convertible promissory note to the sole officer and director of the Company and a $15,000 convertible promissory note to another affiliated shareholder (the “Convertible Notes”). The Convertible

Notes had a term of one year expiring March 2015, and are now payable on demand, and accrue interest at the rate of 12% per annum. The holders of the Convertible Notes, may, at their option, convert all or any portion of the outstanding principal balance of, and all accrued interest on the Convertible Notes into shares of the Company’s common stock, par value $0.001 per share, at a conversion rate of $1.00 per share.  Accrued interest on the Convertible Notes totaled $34,754 and $31,481 at June 30, 2019 and December 31, 2018, respectively.

SPIRITS TIME INTERNATIONAL, INC.

Notes to the Financial Statements

June 30, 2019

(Unaudited)

NOTE 6 – CONVERTIBLE NOTES AND LOANS PAYABLE – RELATED PARTIES

Convertible notes and loans payable – related parties consisted of the following:
	June 30, 2019	December 31, 2018
Loans payable to related parties, interest at 12% per annum, due on demand	156,228	153,228
Convertible notes payable to related parties, interest at 12% per annum, due on March 7, 2015 (in default), convertible into common stock at $1.00 per share	55,000	55,000
Total Convertible Notes and Loans Payable – Related Parties	211,228	208,228
Less: Current Portion	(211,228)	(208,228)
Long-Term Convertible Notes and Loans Payable – Related Parties	$ -	$ -

Accrued interest on the convertible notes and loans payable, related parties was $57,549 and $51,593 at June 30, 2019 and December 31, 2018, respectively.  The Company did not record beneficial conversion feature elements on the convertible debt due to the conversion rate of $1.00 per share being greater than the estimated fair market value of the underlying shares on the date of issuance.

NOTE 7 – NOTES PAYABLE

Notes payable consisted of the following:

	June 30, 2019	December 31, 2018

Note payable to an individual, interest at 12% per annum, issued August 1, 2018 due November 15, 2018 (in default), unsecured	$ 10,000	$ 10,000

Note payable to an individual, interest at 12% per annum, issued December 31, 2018 due December 31, 2019, unsecured	30,000	30,000

Total Notes Payable	40,000	40,000
Less: Current Portion	(40,000)	(40,000)
Long-Term Notes Payable	$ -	$ -

Accrued interest on notes payable was $1,197 and $500 at June 30, 2019 and December 31, 2018.  During the six months ended June 30, 2019, interest in the amount of $1,683 was paid.

NOTE 8 – NOTE DEFAULT

On April 25, 2019, the Company received a demand letter from Auctus’s legal counsel that stated, among other things, that the Company has defaulted on the Auctus Note. The demand letter further stated that as a result of such breaches and the default remedy provisions of the Note set forth therein, as of April 25, 2019, the Company, owes Auctus at least $490,767 calculated as follows:

SPIRITS TIME INTERNATIONAL, INC.

Notes to the Financial Statements

June 30, 2019

(Unaudited)

Outstanding principal of $300,000 + accrued interest of $12,178 + $15,000 liquidated damages relating back to the Auctus Note issuance date for breach of Section 3.1 + 50% liquidated damages of $163,589 for default under Sections other than Section 3.2.

We currently intend to file a registration statement covering the shares of common stock underlying the Auctus Note in the next 60 days.  The filing of the registration statement will not cure the defaults claimed by Auctus unless Auctus waives such defaults.  We have no reason to believe that Auctus will waive such claimed defaults.

We have communicated with Auctus regarding these matters but are unable to predict whether we will be able to enter into a workable resolution with Auctus.  If not, Auctus could commence collection action against the Company and seek to foreclose on our assets and seek other remedies.

NOTE 9 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events for the period of June 30, 2019 through the date the financial statements were issued, and concluded there were no events or transactions occurring during this period that required recognition or disclosure in its financial statements.

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

We issued 3,500,000 shares of our common stock valued at $375,000 to Human Brands, and paid Human Brands $50,000 for the brand name, trademark and other acquired assets, for total purchase price of $425,000.   As a result of such asset acquisition, on the acquisition date Human Brands owned approximately 52.4 % of our then-issued and outstanding shares of common stock.  So as not to effect a change in control, Human Brands granted our President, Mark Scharmann, an Irrevocable Proxy to vote 300,000 of its shares of our common stock.  We have since issued additional shares of our common stock to other individuals and HBI has transferred 296,154 of its shares to another shareholder, thereby reducing HBI’s ownership percentage to 44% (3,203,846 shares) as of the date of this filing.  As such, on May 24, 2019 the Company and proxy holder Mark Scharmann terminated the proxy and such proxy is of no further force or effect. HBI has full voting rights as to the 300,000 shares described in the proxy. We anticipate that Human Brands’ percentage ownership of the Company will decrease as we issue additional shares in the future to raise additional capital and to effect acquisitions and business partnerships.

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

Demand for premium distilled spirits brands is driving growth and transforming the distilled spirits industry, driven by several key trends including an increasingly global market for alcoholic beverages, better and more well-defined channels of distribution, an international and domestic rise of cocktail culture, the growing popularity for distilled spirits, a greater desire among consumers wanting to know more about the history and production methods behind what they drink, an increase in the willingness of consumers to enjoy experimenting and trying new brands, categories and styles of alcoholic beverages, the identifiable industry trend showing increasing demand for a broader variety and new brands at the point of sale, and a higher level of appreciation of quality over quantity, with premium and above offerings gaining market share.

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

As of June 30, 2019, the brand management agreement has not resulted in the sale of any of our product and we anticipate that we will either terminate or modify the agreement and seek other product market alternatives.

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

(1)Building Our Branded Product Portfolio.  We plan to build a portfolio of distilled spirit and non-alcoholic brands through distribution agreements, acquisitions of distributors and brands, and potentially the development of our own proprietary brands.  We intend to attempt to add products in high-demand and in high-growth categories.   Our first brand acquisition, as described throughout this Form 10-Q, is the acquisition of the Tequila Alebrijes brand.

(2)Qualify for Our Own Licenses and Permits. Initially we are relying on “Brand Management Agreements” with companies that already have distribution channels and have import and export licenses and permits. In addition, we will be contracting with US domestic distributors that have permits and licenses in a large number of key states for spirits sales. In addition, our Brand Management companies will have the logistical capability to store, ship and comply with all state and federal regulations and accounting requirements.  The Brand Manager will also be responsible for collecting and reporting on all taxes, customs compliance and shipping regulations. Presently, our non-exclusive Brand Manager for our Tequila Alebrijes brand is CCB.  The CCB Brand Management Agreement is further discussed below.

(3)Build Distribution.   If, in the future, we obtain required permits, we intend to focus on building additional distribution for Tequila Alebrijes and other brands in the U.S. and Asia, the largest beverage market and the fastest growing beverage market, respectively.

(4)Marketing.  We bring the enjoyment of the Tequila Alebrijes experience to the customer. Key to scaling our business activities is our commitment to, and investment in innovative and effective sales and marketing campaigns, and supporting demand generated from those campaigns with sufficient inventory. Consumers want an experience and our marketing strategy is built around that.

Our first proprietary brand, Tequila Alebrijes, is a premium tequila.  Our Tequila Alebrijes product is expected to be shipped to the US in the third quarter of 2019.

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

Results of Operations

As the result of the acquisition of the Tequila Alebrijes assets and a change of our business direction, our future operations will be completely different than our historical lack of operations and financial position.  Accordingly, the historical disclosure in this Section is not an appropriate indication of our future results of operations disclosure.

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

Three months ended June 30, 2019 compared to the three months ended June 30, 2018

For the three months ended June 30, 2019 and 2018, the Company had no revenue.  For the three months ended June 30, 2019, the Company incurred $45,092 of professional fees compared to $14,448 for the three months ended June 30, 2018.  Such expenses consist primarily of legal and accounting fees, as well as annual fees required to maintain the Company’s corporate status.  For the three months ended June 30, 2019, the Company incurred $4,491 of selling, general and administrative expenses compared to $1,734 for the three months ended June 30, 2018.  The increase is due primarily to marketing and travel fees incurred related to the Asset Acquisition.  For the three months ended June 30, 2019, the Company incurred $20,847 of interest expense on notes payable compared to $5,360 for the three months ended June 30, 2018.  Included in interest expense is the amortization of debt discount of $5,938 during the three months ended June 30, 2019.  See Note 5 in the notes to the financial statements.

As a result of the foregoing, the Company incurred a loss of $70,430 and $21,542, respectively, for the three months ended June 30, 2019 and 2018.

Six months ended June 30, 2019 compared to the six months ended June 30, 2018

For the six months ended June 30, 2019 and 2018, the Company had no revenue.  For the six months ended June 30, 2019, the Company incurred $68,181 of professional fees compared to $20,508 for the six months ended June 30, 2018.  Such expenses consist primarily of legal and accounting fees, as well as annual fees required to maintain the Company’s corporate status.  For the six months ended June 30, 2019, the Company incurred $17,385 of selling, general and administrative expenses compared to $3,526 for the six months ended June 30, 2018.  The increase is due primarily to marketing and travel fees incurred related to the Asset Acquisition.  For the six months ended June 30, 2019, the Company incurred $41,527 of interest expense on notes payable compared to $10,542 for the six months ended June 30, 2018.  Included in interest expense is the amortization of debt discount of $11,875 during the six months ended June 30, 2019.  See Note 5 in the notes to the financial statements.

As a result of the foregoing, the Company incurred a loss of $127,093 and $34,576, respectively, for the six months ended June 30, 2019 and 2018.

Liquidity

As the result of the acquisition of the Tequila Alebrijes assets and a change of our business direction, our future operations, liquidity and financial position will be completely different than our historical lack of operations, liquidity and financial position.  Accordingly, the historical disclosure in this Section is not an appropriate indication of our future liquidity and financial position disclosure.

As of June 30, 2019, the Company had $41,390 of cash and negative working capital of $588,914.  This compares with cash of $121,739 and negative working capital of $611,820 as of December 31, 2018.

For the six months ended June 30, 2019, the Company used cash of $83,349 in operations consisting of the loss of $127,093 which was offset by the amortization of debt discount of $11,875, changes in accounts payable and accrued interest of $25,913 and changes in accrued interest due to related parties of $5,956. This compares with $12,345 used in operations for the six months ended June 30, 2018 consisting of the loss of $34,576 which was offset by changes in accounts payable and accrued interest of $11,689 and changes in accrued interest due to related parties of $10,542.

There were no investing activities during the six months ended June 30, 2019 and 2018.

For the six months ended June 30, 2019, financing activities provided $3,000 compared to $11,875 for the six months ended June 30, 2018, which consisted of proceeds from loans payable to related parties.

As a result of the foregoing, there was a decrease of $80,349 in cash for the six months ended June 30, 2019 from the cash on hand as of December 31, 2018.

From the date of inception (October 18, 2005) to June 30, 2019, the Company has recorded an accumulated deficit of $1,155,731, most of which were expenses relating to the initial development of the Company and maintaining reporting company status with the SEC over the past 10 years.  In order to survive as a going concern, the Company will require additional capital investments or borrowed funds to meet cash flow projections and carry forward our business objectives. There can be no guarantee or assurance that we can raise adequate capital from outside sources to fund the proposed business. Failure to secure additional financing would result in business failure and a complete loss of any investment made into the Company.

Our ability to continue as a going concern in the next 12 months depends on our ability to obtain sources of capital to fund our continuing operations and to fund our operations in the beverage industry. As of June 30, 2019, our remaining cash balance is not sufficient to cover our current liabilities, obligations and working capital needs for the balance of 2019. We will continue to rely on loans from management and/or affiliated shareholders or we may raise additional capital through an interim financing to meet our general cash flow requirements until such time as we are able to complete the acquisition of an operating company.

In September 2018, we obtained funds from the issuance of a Secured Promissory Note that is described above.  Our net proceeds from that transaction have been used to repay outstanding debt, to fund the professional fees in connection with such transaction and the Asset Acquisition Transaction, for use in our beverage operations and for working capital.  We anticipate that we will attempt to raise additional capital from the sale of our securities during the next two quarters to fund or operations.  There are no assurances, however, that we will be able raise the necessary additional capital to fund our operations in the beverage industry.

As described in Part II Item 3, the lender under the Secured Promissory Note has notified us of a claimed default under the Note. The Note is secured by all of the assets of the Company.  We currently do not have cash available to repay the Note and there is no assurance that we will ever have liquid assets necessary to repay the Note.

Employees

As of the date of this report, we have no employees. We currently rely on related parties such as our non-exclusive Brand Manager, CCB, and third parties such as CCB’s subcontractor, Tequila Armero. Subject to adequate financing and business needs we will retain employees, third party consultants, agents and other service providers on an as needed basis.

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

We did not issue any securities in the six month period ended June 30, 2019.

We anticipate that we will issue additional shares in the future in connection with (i) capital raising activities, (ii) to attract potential brand sellers or other potential partners in the beverage industry, and (iii) for compensation for employees and other service providers.

Item 3. Defaults Upon Senior Securities

On September 24, 2018, the Company entered into a Securities Purchase Agreement (the "Auctus Securities Purchase Agreement") under which it issued a Senior Secured Convertible Promissory note in an aggregate principal amount of $300,000 (the "Auctus Note") to Auctus Fund, LLC ("Auctus"). The principal amount of the Auctus Note accrues interest at the rate of 10% per annum. The Auctus Note calls for default interest at the rate of 24% per annum. The maturity date of the Auctus Note is September 24, 2019.  The Auctus Note is secured by all of the assets of the Company.  Auctus has the option to convert all or any part of the outstanding and unpaid principal amount and accrued and unpaid interest of the Auctus Note into shares of the Company's common stock at the Auctus Conversion Price.  The Auctus Conversion Price, subject to the adjustments described in the Auctus Note, shall equal the lesser of:

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

Notification of Default

On April 25, 2019, the Company received a demand letter from Auctus’s legal counsel that stated, among other things, that the Company has defaulted on the Auctus Note pursuant to:

•Sections 2.8 (Non-circumvention);

•3.1 (Failure to pay Principal or interest - acceleration);

•3.4 (Breach of Agreements and Covenants – Sections 2.8 of the Note – (Non-circumvention); and

•3.5 (Breach of Representations and Warranties – Section 3(g) (SEC Documents; Financial Statements) of that certain Securities Purchase Agreement (the “SPA”) by and between the Company and Auctus dated September 24, 2018; and 3.25 (Failure to Register) (this is not an exhaustive delineation of potential breaches).

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

Registration Statement.  We currently intend to file a registration statement covering the shares of common stock underlying the Auctus Note in the next 60 days.  The filing of the registration statement will not cure the defaults claimed by Auctus unless Auctus waives such defaults.  We have no reason to believe that Auctus will waive such claimed defaults.

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

Date: August 14, 2019Spirits Time International, Inc.

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

101. INSXBRL Instance Document†

101. PREXBRL Taxonomy Extension Presentation Linkbase†

101. LABXBRL Taxonomy Extension Label Linkbase†

101. DEFXBRL Taxonomy Extension Label Linkbase†

101. CALXBRL Taxonomy Extension Label Linkbase†

101. SCHXBRL Taxonomy Extension Schema†

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