Form 10-Q
period 2019-09-30
SPIRITS TIME INTERNATIONAL, INC.
filed 2019-11-19
CIK 1434737

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

(Mark One)

☑ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended   September 30, 2019.

☐ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from

______________________ to ____________________.

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐

Indicate by check mark whether the registrant is a shell Company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. The number of shares outstanding of the issuer’s common stock, $0.001 par value (the only class of voting stock), was 7,331,005 on November 18, 2019.

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

Item 1. – Financial Statements

As used herein, the terms “Spirits Time,” “we,” “our,” and “us” refer to Spirits Time International, Inc., a Nevada corporation, unless otherwise indicated. The unaudited financial statements of the registrant for the three and nine months ended September 30, 2019 and 2018 follow. The condensed financial statements reflect all adjustments that are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.  All such adjustments are of a normal and recurring nature.

  SPIRITS TIME INTERNATIONAL, INC.

September 30, 2019

F-1

SPIRITS TIME INTERNATIONAL, INC.
Balance Sheets
(Unaudited)

ASSETS

	September 30,	December 31,
	2019	2018

CURRENT ASSETS

Cash and cash equivalents	$ 1,704	$ 121,739
Prepaid inventory	69,530	69,530
Inventory	80,470	80,470

Total Current Assets	151,704	271,739

OTHER ASSETS

Intangible assets	275,000	275,000

TOTAL ASSETS	$ 426,704	$ 546,739

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable	$ 103,139	$ 73,205
Accrued interest	17,632	8,347
Accrued interest - related parties	56,500	51,593
Loans payable - related parties	143,663	153,228
Convertible notes payable - related parties	55,000	55,000
Convertible note payable (net of unamortized debt discount
of $-0- and $17,812, and unamortized debt premium
of $-0-, and $219,998, respectively)	300,000	502,186
Notes payable	40,000	40,000

Total Current Liabilities	715,934	883,559

TOTAL LIABILITIES	715,934	883,559

COMMITMENTS AND CONTINGENCIES (NOTE 8)	-	-

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock, $0.001 par value; 20,000,000 shares
authorized, -0- shares issued and outstanding	-	-
Common stock, $0.001 par value; 140,000,000 shares
authorized, 7,331,005 and 7,281,005 shares issued
and outstanding, respectively	7,331	7,281
Additional paid-in capital	919,485	684,537
Accumulated deficit	(1,216,046)	(1,028,638)

Total Stockholders' Equity (Deficit)	(289,230)	(336,820)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$ 426,704	$ 546,739

The accompanying notes are an integral part of these unaudited financial statements.

SPIRITS TIME INTERNATIONAL, INC.
Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018

NET REVENUES	$ -	$ -	$ -	$ -

OPERATING EXPENSES

Professional fees	34,815	58,583	102,996	79,091
Selling, general and administrative	4,404	2,619	21,789	6,145

Total Operating Expenses	39,219	61,202	124,785	85,236

LOSS FROM OPERATIONS	(39,219)	(61,202)	(124,785)	(85,236)

OTHER INCOME (EXPENSES)

Interest expense (including the amortization of debt
discount of $5,938, $67,292, $17,812 and $67,292,
respectively)	(21,096)	(73,259)	(62,623)	(83,801)

Total Other Income (Expenses)	(21,096)	(73,259)	(62,623)	(83,801)

LOSS BEFORE INCOME TAXES	(60,315)	(134,461)	(187,408)	(169,037)

PROVISION FOR INCOME TAXES	-	-	-	-

NET LOSS	$ (60,315)	$ (134,461)	$ (187,408)	$ (169,037)

BASIC NET LOSS PER SHARE	$ (0.01)	$ (0.04)	$ (0.03)	$ (0.05)

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING	7,298,396	3,257,092	7,286,866	3,206,646

The accompanying notes are an integral part of these unaudited financial statements.

SPIRITS TIME INTERNATIONAL, INC.
Statements of Stockholders' Equity (Deficit)
(Unaudited)

	Nine Months Ended September 30, 2018
			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity (Deficit)

Balance, December 31, 2017	3,181,005	3,181	342,343	(579,608)	(234,084)

Net loss for the three months ended
March 31, 2018	-	-	-	(13,034)	(13,034)

Balance, March 31, 2018	3,181,005	3,181	342,343	(592,642)	(247,118)

Net loss for the three months ended
June 30, 2018	-	-	-	(21,542)	(21,542)

Balance, June 30, 2018	3,181,005	3,181	342,343	(614,184)	(268,660)

Purchase of intangible assets	3,500,000	3,500	371,500	-	375,000

Debt premium recorded as APIC	-	-	(299,998)	-	(299,998)

Amortization of debt premium	-	-	5,000	-	5,000

Debt discount recorded as APIC	-	-	67,292	-	67,292

Net loss for the three months ended
September 30, 2018	-	-	-	(134,461)	(134,461)

Balance, September 30, 2018	6,681,005	$ 6,681	$ 486,137	$ (748,645)	$ (255,827)

	Nine Months Ended September 30, 2019
			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity (Deficit)

Balance, December 31, 2018	7,281,005	7,281	684,537	(1,028,638)	(336,820)

Amortization of debt premium	-	-	74,999	-	74,999

Net loss for the three months ended
March 31, 2019	-	-	-	(56,663)	(56,663)

Balance, March 31, 2019	7,281,005	7,281	759,536	(1,085,301)	(318,484)

Amortization of debt premium	-	-	75,000	-	75,000

Net loss for the three months ended
June 30, 2019	-	-	-	(70,430)	(70,430)

Balance, June 30, 2019	7,281,005	7,281	834,536	(1,155,731)	(313,914)

Common stock issued for services	50,000	50	14,950	-	15,000

Amortization of debt premium	-	-	69,999	-	69,999

Net loss for the three months ended
September 30, 2019	-	-	-	(60,315)	(60,315)

Balance, September 30, 2019	7,331,005	$ 7,331	$ 919,485	$ (1,216,046)	$ (289,230)

The accompanying notes are an integral part of these unaudited financial statements.

SPIRITS TIME INTERNATIONAL, INC.
Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended
	September 30,
	2019	2018

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$ (187,408)	$ (169,037)
Adjustments to reconcile net loss to net cash
used by operating activities:
Stock based compensation	15,000	-
Amortization of debt discount	17,812	67,292
Changes in operating assets and liabilities:
Accounts payable and accrued interest	39,219	22,993
Accrued interest - related parties	4,907	11,028

Net Cash Used by Operating Activities	(110,470)	(67,724)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of intangible assets	-	(50,000)

Net Cash Used by Investing Activities	-	(50,000)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from convertible notes payable	-	276,250
Proceeds from notes payable	-	12,000
Payments on loans payable - related parties	(17,565)	-
Proceeds from loans payable - related parties	8,000	15,425

Net Cash Provided (Used) by Financing Activities	(9,565)	303,675

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(120,035)	185,951

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	121,739	534

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$ 1,704	$ 186,485

SUPPLEMENTAL DISCLOSURES:

Cash paid for interest	$ 30,619	$ -
Cash paid for income taxes	$ -	$ -

Non-cash investing and financing activities:
Amortization to additional paid-in capital of premium on
convertible note payable	$ 219,998	$ 5,000
Common stock issued for the acquisition of intangible
assets and inventory	$ -	$ 375,000
Recording of premium on convertible debt at stock
redemption value	$ -	$ 299,998
Debt discount on convertible notes payable	$ -	$ 23,750
Issuance of warrants	$ -	$ 67,292
The accompanying notes are an integral part of these unaudted financial statements.

SPIRITS TIME INTERNATIONAL, INC.

Notes to the Financial Statements

September 30, 2019

(Unaudited)

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial statements at September 30, 2019 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2018 audited financial statements.  The results of operations for the period ended September 30, 2019 are not necessarily indicative of the operating results for the full year.

Loss Per Share - The computations of basic loss per share of common stock are based on the weighted average number of shares outstanding at the date of the financial statements. At September 30, 2019, the Company had warrants outstanding that are exercisable into 42,857 shares of common stock, and convertible debt outstanding that is convertible into 219,383 shares of common stock.  The common stock issuable from the warrants and convertible debt was not included, as it would be anti-dilutive due to continuing losses.

Nine Months Ended	Loss (Numerator)	Shares (Denominator)	Per Share Amount
September 30, 2019	$ (187,408)	7,286,866	$ (0.03)
September 30, 2018	$ (169,037)	3,206,646	$ (0.05)

Inventory - Inventory consists of bottled tequila acquired in the acquisition of the Tequila Alebrijes products and intangibles (Note 2) and is held by a third-party tequila production warehouse in Tequila Jalisco, Mexico. Inventory is stated at lower of cost or net realizable value, with cost being determined on the first-in, first-out (“FIFO”) method. As of September 30, 2019 and December 31, 2018, the Company had finished goods inventory on-hand totaling $80,470 and prepaid inventory totaling $69,530. The Company has determined that no reserve for obsolete or slow-moving inventory is necessary as of September 30, 2019 or December 31, 2018.

NOTE 2 – ACQUSITION OF ASSETS

On September 28, 2018 (the “Acquisition Date”), the Company completed an Asset Purchase Agreement (the "Agreement”) with Human Brands International, Inc., a privately held Nevada corporation ("HBI").  Pursuant to the Agreement, the Company acquired from HBI certain assets of HBI (the “Assets”) in exchange for 3,500,000 shares of common stock of the Company valued at $375,000, and $50,000 in cash, for total purchase price of $425,000 (the "Acquisition"). The Assets acquired were 12,000 bottles of Tequila Alebrijes products (the “Inventory”) and the brand name and property rights (the “Intangibles”).  Of the total $425,000 purchase price, $150,000 was allocated to the Inventory based on the tequila bottles’ invoiced fair market value on the Acquisition Date ($80,470 to finished goods inventory on hand on the Acquisition Date and $69,530 to Prepaid Inventory deliverable to the Company by HBI), with the remaining $275,000 allocated to the Intangibles. The Company has determined that no impairment of the Assets is necessary as of September 30, 2019 or December 31, 2018, as the Company plans to commence sale and shipment of the Inventory utilizing the Tequila Alebrijes branding and property rights during the fourth quarter of 2019.

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

September 30, 2019

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

In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management's plan is to obtain such resources for the Company by obtaining capital from management and significant shareholders sufficient to meet its minimal operating expenses and seeking equity and/or debt financing. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations.

The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 4 – RELATED PARTY TRANSACTIONS

During the nine months ended September 30, 2019 and 2018, the Company received loans in the amount of $8,000 and $15,425, respectively, from related parties of the Company.  These loans accrue interest at the rate of 12% per annum, are due on demand and are not convertible into common stock of the Company.  The balances due on loans payable to related parties were principal of $143,663 and $153,228 plus accrued interest of $56,500 and $51,593 as of September 30, 2019 and December 31, 2018, respectively.  During the nine months ended September 30, 2019, principal and interest in the amount of $17,565 and $30,619, respectively was repaid.

Beginning August 2017, the Company entered into an oral agreement to pay the Company’s sole director $500 per month as payment for use of his personal residence as the Company’s office and mailing address.  The Company has recorded rent expense of $4,500 during the nine months ended September 30, 2019 which is included in the selling, general and administrative expenses on the statements of operations.

On October 29, 2018, we entered into a non-exclusive Brand Management Agreement (“Brand Management Agreement”) with CapCity Beverage, LLC (“CCB”) for the brand Tequila Alebrijes (“Brand”).  CCB is a wholly owned subsidiary of HBI.  HBI currently owns approximately 44% of our common stock.

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

SPIRITS TIME INTERNATIONAL, INC.

Notes to the Financial Statements

September 30, 2019

(Unaudited)

NOTE 5 – CONVERTIBLE PROMISSORY NOTES / RELATED AND NON-RELATED PARTIES

The Company has a collateralized convertible debt obligation with an unaffiliated entity outstanding at September 30, 2019 as follows:

Note (A)	Principal(1)	Less Debt Discount	Plus Premium	Net Note Balance	Accrued Interest

September 30, 2019	$ 300,000	$ -0-	$ -0-	$ 300,000	$ 15,225
December 31, 2018	$ 300,000	$ (17,812)	$ 219,998	$ 502,186	$ 7,787

(1)Collateralized by the Company’s assets, including accounts receivable, cash and equivalents, inventory, property, equipment, intangibles.  At September 30, 2019 and December 31, 2018, the Company’s assets consisted of cash and equivalents of $1,704 and $121,739, respectively, inventory/prepaid inventory of $150,000, and intangible assets of $275,000, for total carrying value of $426,704 and $546,739, respectively.

(A)On September 24, 2018 (the “Date of Issuance”) the Company issued a convertible promissory note (the “Note”) with a face value of $300,000, maturing on September 24, 2019, and a stated interest of 10% to a third-party investor. The note is convertible at any time after 1 month of the funding of the note into a variable number of the Company's common stock, based on a conversion rate of 50% of the lowest trading price for the 25 days prior to conversion. The note was funded on September 28, 2018, when the Company received proceeds of $276,250, after disbursements for the lender's transaction costs, fees and expenses which in aggregate resulted in a total discount of $23,750 to be amortized to interest expense over the life of the note. Additionally, the note’s variable conversion rate component requires that the note be valued at its stock redemption value (i.e., “if-converted” value) pursuant to ASC 480, Distinguishing Liabilities from Equity, with the excess over the note’s undiscounted face value being deemed a premium to be added to the principal balance and amortized to additional paid-in capital over the life of the note. As such, the Company recorded a premium on the note of $299,998 as a reduction to additional paid-in capital based on a discounted “if-converted” rate of $1.825 per share (50% of the lowest trading price during the 25 days preceding the note's issuance), which computed to 164,383 shares of 'if-converted' common stock with a redemption value of $599,998 due to $3.65 per share fair market value of the Company's stock on the note's date of issuance. Debt discount amortization is recorded as interest expense, while debt premium amortization is recorded as an increase to additional paid-in capital. During the nine months ended September 30, 2019, the Company recorded $219,998 of premium amortization to additional paid-in capital, and amortization of debt discount of $17,812.   Interest expense on the Note approximates $7,500 per quarter, and the Company made $15,000 in interest payments during the nine months ended September 30, 2019, resulting in $15,225 and $7,787 in accrued interest at September 30, 2019 and December 31, 2018, respectively.  This note is currently in default (NOTE 8).

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

In March 2014, the Company issued a $40,000 convertible promissory note to the sole officer and director of the Company and a $15,000 convertible promissory note to another affiliated shareholder (the “Convertible Notes”). The Convertible

Notes had a term of one year expiring March 2015, and are now payable on demand, and accrue interest at the rate of 12% per annum. The holders of the Convertible Notes, may, at their option, convert all or any portion of the outstanding principal balance of, and all accrued interest on the Convertible Notes into shares of the Company’s common stock, par value $0.001 per share, at a conversion rate of $1.00 per share.  Accrued interest on the Convertible Notes totaled $36,418 and $31,481 at September 30, 2019 and December 31, 2018, respectively.

SPIRITS TIME INTERNATIONAL, INC.

Notes to the Financial Statements

September 30, 2019

(Unaudited)

NOTE 6 – CONVERTIBLE NOTES AND LOANS PAYABLE – RELATED PARTIES

Convertible notes and loans payable – related parties consisted of the following:
	September 30, 2019	December 31, 2018
Loans payable to related parties, interest at 12% per annum, due on demand	143,663	153,228
Convertible notes payable to related parties, interest at 12% per annum, due on March 7, 2015 (in default), convertible into common stock at $1.00 per share	55,000	55,000
Total Convertible Notes and Loans Payable – Related Parties	198,663	208,228
Less: Current Portion	(198,663)	(208,228)
Long-Term Convertible Notes and Loans Payable – Related Parties	$ -	$ -

Accrued interest on the convertible notes and loans payable, related parties was $56,500 and $51,593 at September 30, 2019 and December 31, 2018, respectively.  The Company did not record beneficial conversion feature elements on the convertible debt due to the conversion rate of $1.00 per share being greater than the estimated fair market value of the underlying shares on the date of issuance.

NOTE 7 – NOTES PAYABLE

Notes payable consisted of the following:

	September 30, 2019	December 31, 2018

Note payable to an individual, interest at 12% per annum, issued August 1, 2018 due November 15, 2018 (in default), unsecured	$ 10,000	$ 10,000

Note payable to an individual, interest at 12% per annum, issued December 31, 2018 due December 31, 2019, unsecured	30,000	30,000

Total Notes Payable	40,000	40,000
Less: Current Portion	(40,000)	(40,000)
Long-Term Notes Payable	$ -	$ -

Accrued interest on notes payable was $2,407 and $500 at September 30, 2019 and December 31, 2018.  During the nine months ended September 30, 2019, interest in the amount of $1,683 was paid.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

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

September 30, 2019

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

NOTE 9 – STOCK ISSUANCE

On August 29, 2019, the Company issued 50,000 shares of its common stock for legal services rendered to the Company.  The shares were valued at $0.30 per share or $15,000.  This amount is included in professional fees on the Statement of Operations for the three and nine months ended September 30, 2019.

NOTE 10 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events for the period of September 30, 2019 through the date the financial statements were issued and concluded there were no events or transactions occurring during this period that required recognition or disclosure in its financial statements.

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

As of September 30, 2019, the brand management agreement has not resulted in the sale of any of our product and we anticipate that we will either terminate or modify the agreement and seek other product market alternatives.

Ultimate Business Goal

One of our ultimate business goals is to develop critical mass and a diverse portfolio of distilled spirits and non-alcoholic brands to make us an attractive acquisition target or an attractive partner for other companies in the beverage industry.

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

Our first proprietary brand, Tequila Alebrijes, is a premium tequila.  Our Tequila Alebrijes product is expected to be shipped to the US in the fourth quarter of 2019.

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

Three months ended September 30, 2019 compared to the three months ended September 30, 2018

For the three months ended September 30, 2019 and 2018, the Company had no revenue.  For the three months ended September 30, 2019, the Company incurred $34,815 of professional fees compared to $58,583 for the three months ended September 30,

2018.  Such expenses consist primarily of legal and accounting fees, as well as annual fees required to maintain the Company’s corporate status.  For the three months ended September 30, 2019, the Company incurred $4,404 of selling, general and administrative expenses compared to $2,619 for the three months ended September 30, 2018.  The increase is due primarily to marketing and travel fees incurred related to the Asset Acquisition.  For the three months ended September 30, 2019, the Company incurred $21,096 of interest expense on notes payable compared to $73,259 for the three months ended September 30, 2018.  Included in interest expense is the amortization of debt discount of $5,938 during the three months ended September 30, 2019 and $67,292 during the three months ended September 30, 2018.  See Note 5 in the notes to the financial statements.

As a result of the foregoing, the Company incurred a loss of $60,315 and $134,461, respectively, for the three months ended September 30, 2019 and 2018.

Nine months ended September 30, 2019 compared to the nine months ended September 30, 2018

For the nine months ended September 30, 2019 and 2018, the Company had no revenue.  For the nine months ended September 30, 2019, the Company incurred $102,996 of professional fees compared to $79,091 for the nine months ended September 30, 2018.  Such expenses consist primarily of legal and accounting fees, as well as annual fees required to maintain the Company’s corporate status.  For the nine months ended September 30, 2019, the Company incurred $21,789 of selling, general and administrative expenses compared to $6,145 for the nine months ended September 30, 2018.  The increase is due primarily to marketing and travel fees incurred related to the Asset Acquisition.  For the nine months ended September 30, 2019, the Company incurred $62,623 of interest expense on notes payable compared to $83,801 for the nine months ended September 30, 2018.  Included in interest expense is the amortization of debt discount of $17,812 during the nine months ended September 30, 2019 and $67,292 during the nine months ended September 30, 2018.  See Note 5 in the notes to the financial statements.

As a result of the foregoing, the Company incurred a loss of $187,408 and $169,037, respectively, for the nine months ended September 30, 2019 and 2018.

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

As of September 30, 2019, the Company had $1,704 of cash and negative working capital of $564,230.  This compares with cash of $121,739 and negative working capital of $611,820 as of December 31, 2018.

For the nine months ended September 30, 2019, the Company used cash of $110,470 in operations consisting of the loss of $187,408 which was offset by stock based compensation of $15,000, the amortization of debt discount of $17,812, changes in accounts payable and accrued interest of $39,219 and changes in accrued interest due to related parties of $4,907. This compares with $67,724 used in operations for the nine months ended September 30, 2018 consisting of the loss of $169,037 which was offset by the amortization of debt discounts of $67,292, changes in accounts payable and accrued interest of $22,993 and changes in accrued interest due to related parties of $11,028.

There were no investing activities during the nine months ended September 30, 2019.  During the nine months ended September 30, 2018, the Company used $50,000 in investing activities which consisted of the purchase of intangible assets.

For the nine months ended September 30, 2019, the Company used $9,565 in financing activities which consisted of payments on loans payable to related parties of $17,565 and proceeds from loans payable to related parties of $8,000.  For the nine months ended September 30, 2018, financing activities provided $303,675 which consisted of proceeds from convertible notes payable of $276,250, proceeds from notes payable of $12,000 and proceeds from loans payable to related parties of $15,425.

As a result of the foregoing, there was a decrease in cash of $120,035 for the nine months ended September 30, 2019 from the cash on hand as of December 31, 2018.

From the date of inception (October 18, 2005) to September 30, 2019, the Company has recorded an accumulated deficit of $1,216,046, most of which were expenses relating to the initial development of the Company and maintaining reporting company status with the SEC over the past 10 years.  In order to survive as a going concern, the Company will require additional capital investments or borrowed funds to meet cash flow projections and carry forward our business objectives. There can be no guarantee or assurance that we can raise adequate capital from outside sources to fund the proposed business. Failure to secure additional financing would result in business failure and a complete loss of any investment made into the Company.

Our ability to continue as a going concern in the next 12 months depends on our ability to obtain sources of capital to fund our continuing operations and to fund our operations in the beverage industry. As of September 30, 2019, our remaining cash balance is not sufficient to cover our current liabilities, obligations and working capital needs for the balance of 2019. We will continue to rely on loans from management and/or affiliated shareholders or we may raise additional capital through an interim financing to meet our general cash flow requirements until such time as we are able to complete the acquisition of an operating company.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

The Company is currently not a party to any pending legal proceedings. As described in Part II, Item 3 of this Form 10-Q, we have been notified that Auctus Fund, LLC has claimed a default under the Promissory Note we issued to Auctus in September 2018.  Although we are attempting to resolve this issue with Auctus, there can be no assurance that Auctus will not commence a legal proceeding in connection with such claimed default.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On August 29, 2019, the Company issued 50,000 shares for services provided to the Company which were valued at $15,000.

We anticipate that we will issue additional shares in the future in connection with (i) capital raising activities, (ii) to attract potential brand sellers or other potential partners in the beverage industry, and (iii) for compensation for employees and other service providers.

Item 3. Defaults Upon Senior Securities

On September 24, 2018, the Company entered into a Securities Purchase Agreement (the "Auctus Securities Purchase Agreement") under which it issued a Senior Secured Convertible Promissory note in an aggregate principal amount of $300,000 (the "Auctus Note") to Auctus Fund, LLC ("Auctus"). The principal amount of the Auctus Note accrues interest at the rate of 10% per annum. The Auctus Note calls for default interest at the rate of 24% per annum. The maturity date of the Auctus Note was September 24, 2019.  The Auctus Note is secured by all of the assets of the Company.  Auctus has the option to convert all or any part of the outstanding and unpaid principal amount and accrued and unpaid interest of the Auctus Note into shares of the Company's common stock at the Auctus Conversion Price.  The Auctus Conversion Price, subject to the adjustments described in the Auctus Note, shall equal the lesser of:

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

Date: November 19, 2019Spirits Time International, Inc.

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