Form 10-Q/A
period 2019-09-30
SPIRITS TIME INTERNATIONAL, INC.
filed 2019-11-21
CIK 1434737

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q/A #1

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

Explanatory Note:

The Company is filing this amendment, to file it’s xbrl files. No other changes have been made.

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

Date: November 21, 2019Spirits Time International, Inc.

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