Form 10-K
period 2019-12-31
SPIRITS TIME INTERNATIONAL, INC.
filed 2020-04-14
CIK 1434737

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

________________

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2019

Commission File Number:  333-151300

_______________________________

SPIRITS TIME INTERNATIONAL, INC.

(Exact name of registrant as specified in its charter)

NEVADA	20-3455830
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

   Yes o    No x

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes x    No o

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes x    No o

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    o

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer o	Accelerated filer o

Non-accelerated filer x	Smaller Reporting Company x Emerging growth company o

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   o

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes o   No x

As of June 30, 2019, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the outstanding shares of the registrant's common stock held by non-affiliates was $2,640,576, based upon a closing price of $2.60 per common share.

As of April 14, 2020, the Registrant had outstanding 7,361,005 shares of Common Stock with a par value of $0.001 per share.

DOCUMENTS INCORPORATED BY REFERENCE

    List hereunder the following documents if incorporated by reference and the part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated:  (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933.  The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 31, 2019).

None.

INDEX

SPIRITS TIME INTERNATIONAL, INC.

PART I.

Cautionary Note

This Annual Report on Form 10-K contains forward-looking statements which are subject to a number of risks and uncertainties. All statements that are not historical facts are forward-looking statements, including statements about our business strategy, the effect of Generally Accepted Accounting Principles ("GAAP") pronouncements, uncertainty regarding our future operating results and our profitability, anticipated sources of funds and all plans, objectives, expectations and intentions and the statements regarding future potential revenue, gross margins and our prospects for fiscal 2020. These statements appear in a number of places and can be identified by the use of forward-looking terminology such as "may," "will," "should," "expect," "plan," "anticipate," "believe," "estimate," "predict," "future," "intend," or "certain" or the negative of these terms or other variations or comparable terminology, or by discussions of strategy.

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

At the time the Company was organized, its principal business objective was to engage in the oil and gas business. The Company became a public reporting company by filing a Form S-1 Registration Statement with the SEC that was declared effective July 25, 2008.   The Company’s business operations in the oil and gas business were not successful and its initial principals sold controlling interest in the Company.   Prior to the Asset Acquisition Transaction (as defined below), we were a “shell company” (as such term is defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended).  As a result of the Asset Acquisition Transaction, we ceased to be a “shell company” and intend to commence operations in the beverage industry (initially in the tequila beverage industry).

We have limited operating history, no revenue, and negative working capital.

The Company files reports with the Securities and Exchange Commission under Section 15(d) of the Securities Exchange act of 1934, as amended (the “Exchange Act”).  We do not currently file reports under Section 12(b) or 12(g) of the Exchange Act.

Asset Acquisition

On September 28, 2018, we completed and closed upon an asset acquisition (the “Asset Acquisition Transaction”) and a loan transaction pursuant to which we intend to engage in the business of marketing tequila products under the brand name of Tequila Alebrijes.  We acquired the Tequila Alebrijes brand name, trademark and certain other assets from Human Brands International, Inc., a Nevada corporation (“Human Brands”).  We also closed on a loan transaction whereby we borrowed $300,000 from Auctus Fund, LLC which is described below (See Notes to the Financial Statements).  Auctus has delivered a notice of default to us relating to such loan (See Notes to the Financial Statements).

The Assets acquired are certain “Tequila Alebrijes Products and Property Rights.”  We did not acquire an ownership interest in or any ongoing operation of Human Brands.  We did not merge with or acquire an equity interest in Human Brands.  We made no changes in our officers or directors as a result of the Asset Acquisition Transaction.  We did not hire any employee of Human Brands.  The transaction was essentially the acquisition of certain rights to distribute, rights to use a brand and a limited amount of inventory.  Human Brands is involved in the marketing of other beverage products and brands in which we have no ownership or other interest.

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

The Acquired Assets include any and all product line extensions. The Acquired Assets include but are not limited to the following:

•Trade Mark Design;

•Packaging Design;

•Formulas for Production of Tequila Alebrijes;

•Finished Tequila Alebrijes Product of not less than 11,000 Mixed 750 ML bottles to be shipped to third parties as designated by the Company (less write-off, see below);

•All Tequila Alebrijes Rights for Worldwide Use;

•All Tequila Alebrijes Extensions for Worldwide Use;

•The exclusive rights to sell the assets directly by the Company or through designated distributors or brand managers worldwide.

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

The Company’s Business Plan - General

We have developed a business plan to obtain rights to develop a portfolio of beverage (alcoholic and non-alcoholic) product brands and to distribute and market beverage products nationally and internationally. Our first brand is the “Tequila Alebrijes” brand of tequila.  We have obtained the trademark for this brand and the rights to market and distribute Tequila Alebrijes products.  We also acquired approximately 12,000 bottles of tequila valued at $150,000, of which approximately 6,500 valued at approximately $80,000 are on-hand as further described below. The remaining 5,500 were never delivered to us, resulting in the write-off of inventory of $69,530 during the year ended December 31, 2019,  Currently, the “Tequila Alebrijes” brand of tequila is our only product brand, and we have not yet sold any of this product to date.

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

We have entered into a non-exclusive brand management agreement with CapCity Beverage, LLC (“CCB”).  CCB is an affiliate of Human Brands which has been active in developing, distributing and promoting premium spirits brands since 2012.  The brand management agreement calls for CCB to utilize its import and export licenses to bring the Tequila Alebrijes inventory into the U.S. from Mexico and also ship the product to other countries around the world.

As of the date of this report, the brand management agreement has not resulted in the sale of any of our product and we anticipate that we will either terminate or modify the agreement and seek other product market alternatives.

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

(4)Marketing.  We plan to bring the enjoyment of the Tequila Alebrijes experience to the customer. Key to scaling our business activities is our commitment to, and investment in innovative and effective sales and marketing campaigns, and supporting demand generated from those campaigns with sufficient inventory. Consumers want an experience and our marketing strategy is built around that.

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

Current projections anticipate that the tequila market will continue to grow through at least 2022. Although recent data as reported by Forbes suggests that the coronavirus ("COVID‐19") outbreak has not negatively impacted the alcoholic beverage industry, the extent of the impact of  COVID-19 on the financial performance of the Company will depend on future developments, including the duration and spread of the outbreak and related advisories and restrictions, and the impact of COVID‐19 on the overall economy, all of which are highly uncertain and cannot be predicted. If the overall economy is impacted for an extended period, the Company’s future operating results may be materially adversely affected.

Description of Tequila Alebrijes

Tequila Alebrijes brand was first introduced in 2012 and has been sold in Asia, the United States and Europe.  The Brand was developed by Autentica Tequilera SA.de CV. located in Tequila Jalisco, Mexico. The Brand was acquired by Human Brands in 2018 and subsequently sold to the Company in September 2018.

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

Marketing and Distribution Plans and Strategy

Until, if ever, we are licensed, we intend to retain third party brand managers to import and market our products.  We have entered into a non-exclusive Brand Management Agreement with CCB as described below.

Brand Management Agreement

On October 29, 2018, we entered into a non-exclusive brand management agreement (“Brand Management Agreement”) with CCB for the brand Tequila Alebrijes (“Brand”).  Pursuant to the Agreement, CCB has been appointed as a non-exclusive Brand Manager of the Company’s Tequila Alebrijes brand.  CCB will perform certain services for the Company in connection with the planning, launch, creation, branding, market research, advertising, marketing, consulting, creative and/or digital services and sales for the Brand, the Company’s Tequila Alebrijes product and the Company. A copy of the Brand Management Agreement was attached as an Exhibit to a Form 8-K filed by the Company with the SEC on November 1, 2018,

The Company and CCB intend to develop a quarterly and annual budget pursuant to which CCB shall perform the agreed upon services under the Brand Management Agreement.

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

As of the date of this report, the brand management agreement has not resulted in the sale of any of our product and we anticipate that we will either terminate or modify the agreement and seek other product market alternatives. We have been in discussions with other entities concerning brand management and distribution services and we anticipate that we will attempt to expand brand management and distribution services to other service providers.

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

Current Inventory

In connection with the acquisition of the Tequila Alebrijes brand, we own approximately 6,500 bottles of tequila blanco, tequila reposado, and tequila anejo valued at $80,404.  The inventory is currently stored at the producer’s facilities in Tequila Jalisco, Mexico and will be shipped to the Brand Manager as needed for distribution.

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

Intellectual Property

We anticipate that trademarks will be an important aspect of our business. We currently plan to sell products under the Tequila Alebrijes trademark.  We anticipate that we will sell products under other trademarks as a product line increase.  We plan to either own or license such trademarks.

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

Relationship with Human Brands

As described above, we acquired the Tequila Alebrijes brand from Human Brands for $50,000 cash and 3,500,000 shares of our common stock.  As a result of such asset acquisition, on the acquisition date Human Brands owned approximately 52.4 % of our then-issued and outstanding shares of common stock.  So as not to effect a change in control, Human Brands granted our President, Mark Scharmann, an Irrevocable Proxy to vote 300,000 of its shares of our common stock.  We have since issued additional shares of our common stock to other individuals and HBI has transferred 296,154 of its shares to other shareholders, thereby reducing HBI’s ownership percentage to 44% (3,203,846 shares) as of the date of this filing.  On May 24, 2019 the Company and proxy holder Mark Scharmann terminated the proxy and such proxy is of no further force or effect. HBI has full voting rights as to the 300,000 shares described in the proxy. No officer, director, shareholder, affiliate or agent of Human Brands is an officer or director of our company.

We have entered into a non-exclusive Brand Management Agreement with CapCity Beverage, LLC which is a wholly-owned subsidiary of Human Brands.

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

The Company is currently not a party to any pending legal proceedings.  As described in Notes to the Financial Statements, we have been notified that Auctus Fund, LLC has claimed a default under the promissory note we issued to Auctus in September 2018.  Although we are attempting to resolve this issue with Auctus, there can be no assurance that Auctus will not commence a legal proceeding in connection with such claimed default.

ITEM 4	MINE SAFETY DISCLOSURES.

  Not Applicable.

PART II

ITEM 5	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

The Company’s common stock is included on the OTC Pink Marketplace under the symbol “SRSG.”  On April 14, 2020, the published closing price was $1.65 for the Company’s common stock on the OTC Pink Marketplace.

At December 31, 2019, there were approximately 40 holders of record of the Company’s common stock, as reported by the Company’s transfer agent.  In computing the number of holders of record, each broker-dealer and clearing corporation holding shares on behalf of its customers is counted as a single stockholder.

The following represents trading ranges per quarter.

Quarter Ending3/31/2018High   $ NA  Low $ NA

Quarter Ending 6/30/2018  High   $4.00 Low $3.90

Quarter Ending 9/30/2018High   $4.25 Low $3.00

Quarter Ending 12/31/2018High   $3.55 Low $2.85

Quarter Ending3/31/2019High   $2.84 Low $2.60

Quarter Ending 6/30/2019  High   $ NA  Low $ NA

Quarter Ending 9/30/2019High   $ NA  Low $ NA

Quarter Ending 12/31/2019High   $2.35 Low $ 1.65

No dividends have ever been paid on the Company’s securities, and the Company has no current plans to pay dividends in the foreseeable future.

Equity Compensation Plans

We do not have in effect any compensation plans under which our equity securities are authorized for issuance and we do not have any outstanding stock options.

Transfer Agent

Colonial Stock Transfer Co., Inc., 66 Exchange Place, Suite 100, Salt Lake City, Utah 84111, telephone (801) 355-5740, serves as the transfer agent and registrar for our stock.

Recent Sales of Unregistered Securities

On August 29, 2019, the Company issued 50,000 shares of its common stock for legal services rendered to the Company totaling $15,000.

On November 21, 2019, the Company issued 30,000 shares of its common stock for the conversion of accrued interest and conversion fees totaling $12,600.

On December 10, 2019, the Company issued 5,000 shares of its Series D Preferred Stock for the conversion of accrued interest of $10,000. The Series D were valued by a qualified independent valuation firm at $.046 per share, or $228 for the 5,000 shares.  Accordingly, the difference of $9,772 has been recorded as forgiveness of related party debt in additional paid-in capital.

Issuer Purchases of Equity Securities

We have not adopted a stock repurchase plan and we did not purchase any shares of our equity securities during the 2019 fiscal year.

ITEM 6	SELECTED FINANCIAL DATA.

Not Applicable.  The Company is a “smaller reporting company.”

ITEM 7	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion is intended to assist in the understanding and assessment of significant changes and trends related to the results of operations and financial condition of Spirits Time International, Inc. for the years ended December 31, 2019 and 2018.

The Report of Independent Registered Public Accounting Firm on the Company’s 2019 audited financial statements addresses an uncertainty about the Company’s ability to continue as a going concern, indicating that the Company has incurred losses since its inception and has no on-going operations.  The report further indicates that these factors raise substantial doubt about the Company’s ability to continue as a going concern.  At December 31, 2019, the Company had a working capital deficit of $649,617 and a stockholders’ deficit of $374,617.  The Company incurred net losses of $295,395 and $449,030 for its fiscal years ended December 31, 2019 and 2018, respectively.  Our primary creditor has claimed a default under the Promissory Note we issued to such creditor.  The Company has not entered into any agreements or arrangements for the provision of additional debt or equity financing and there can be no assurance that it will be able to obtain the additional debt or equity capital required to continue its operations.

Critical Accounting Policies

The preparation of our financial statements and notes thereto requires management to make estimates and assumptions that affect the amounts and disclosures reported within those financial statements. On an ongoing basis, management evaluates its estimates, including those related to revenue recognition, contingencies, litigation and income taxes. Management bases its estimates and judgments on historical experiences and on various other factors believed to be reasonable under the circumstances. Actual results under circumstances and conditions different than those assumed could result in differences from the estimated amounts in the financial statements. There have been no material changes to these policies during fiscal 2019 and 2018.  As of December 31, 2019, the Company has not identified any critical estimates that are used in the preparation of the financial statements.

Liquidity and Capital Resources. As of December 31, 2019, we had cash of $163 and a negative working capital of $649,617.  This compares with cash of $121,739 and negative working capital of $611,820 as of December 31, 2018.

Net cash used by operating activities totaled $103,761 for the year-ended December 31, 2019 consisting of a loss from operations of $295,395 which was offset by stock based compensation of $15,000, amortization of debt discount of $17,812, loss on impairment of prepaid inventory of $69,530, a change in accounts payable and accrued expenses of $78,287 and a change in accrued interest – related parties of $10,939.  This compares with net cash used by operating activities totaled $185,470 for the year-ended December 31, 2018 consisting of a loss from operations of $449,030 which was offset by stock based compensation of $124,000, amortization of debt discount of $73,230, a change in accounts payable and accrued expenses of $60,321 and a change in accrued interest – related parties of $6,009.

There were no investing activities for the year-ended December 31, 2019.  Net cash used by investing activities was $50,000 for the year-ended December 31, 2018 which consisted of the purchase of intangible assets and inventory.

Net cash used by financing activities totaled $17,815 for the year-ended December 31, 2019 consisting of proceeds from loans payable - related parties of $9,750, payments on loans payable – related parties of $17,565 and payments on notes payable of $10,000.  This compares with net cash provided by financing activities totaled $356,675 for the year-ended December 31, 2018 consisting of proceeds from loans payable - related parties of $40,425, proceeds from convertible notes payable of $276,250, proceeds from loans payable of $42,000, and repayments on loans payable of $2,000.

In September 2018, we obtained funds from the issuance of a Secured Promissory Note that is described in the Notes to the Financial Statements.  Our net proceeds from that transaction have been used to repay outstanding debt, to fund the professional fees in connection with such transaction and the Asset Acquisition Transaction, for use in our beverage operations and for working capital.

As described in Notes to the Financial Statements, the lender under the Secured Promissory Note has notified us of a claimed default under the Note. The Note is secured by all of the assets of the Company.  We currently do not have cash available to repay the Note and there is no assurance that we will ever have liquid assets necessary to repay the Note.

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

Results of Operations. We did not have revenue for either the year-ended December 31, 2019 or 2018.  For the year-ended December 31, 2019, we incurred professional fees of $111,654, which includes stock-based compensation of $15,000.  For the year-ended December 31, 2018, we incurred professional fees of $265,513, which includes stock-based compensation of $124,000.  The decrease is mainly the result of legal and accounting fees incurred during the year ended December 31, 2018 associated with the Asset Acquisition described in ITEM 1 above and the convertible promissory note described in the Notes to the Financial Statements below.  For the year-ended December 31, 2019, we incurred

$26,199 of administrative expenses compared to $80,371 for the year-ended December 31, 2018.  The decrease is due primarily to significant marketing and travel fees incurred during the year ended December 31, 2018 related to the Asset Acquisition.  For the year-ended December 31, 2019 we recorded an impairment loss on prepaid inventory of $69,530 and we incurred interest expense of $88,012 which includes the amortization of debt discount of $17,812.  For the year-ended December 31, 2018 we incurred interest expense of $103,146 which includes the amortization of debt discount of $73,230.

As a result of the foregoing, we incurred a loss of $295,395 for the year-ended December 31, 2019 compared to a loss of $449,030 for the year-ended December 31, 2018. Since incorporation we have incurred a loss of $1,324,033.

Off-Balance Sheet Arrangements. None

Contractual Obligations.  None

Recent Accounting Pronouncements

We have reviewed accounting pronouncements issued during the past two years and have adopted any that are applicable to our company.  We have determined that none had a material impact on our financial position, results of operations, or cash flows for the years ended December 31, 2019 and 2018.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2019, these disclosure controls and procedures were ineffective to ensure that all information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rule and forms; and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Our evaluation of internal control over financial reporting includes using the COSO framework, an integrated framework for the evaluation of internal controls issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013), to identify the risks and control objectives related to the evaluation of our control environment.

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting.  Based on our evaluation, management concluded that our internal control over financial reporting was ineffective for both of our fiscal years ended December 31, 2019 and December 31, 2018.  A material weakness in internal control over financial reporting is defined by the Public Company Accounting Oversight Board’s Audit Standard No. 5 as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis.  A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of our financial reporting.  Management has determined that our lack of segregation of duties constitutes a material weakness, as our sole officer, director, and employee is the same person.  Due to the size and operations of the Company, we are unable to remediate this deficiency until we acquire or merge with another company, or have sufficient resources to hire additional personnel.

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

Changes in Internal Controls

There have been no changes in our internal control over financial reporting that occurred during our fiscal year ended December 31, 2019 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

ITEM 9B	OTHER INFORMATION.

NONE

PART III

ITEM 10	DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Spirits Time International, Inc.’s executive officer and director and his respective age as of December 31, 2019 are as follows:

Directors:

Name of Director	Age
Mark A. Scharmann	61

Executive Officers:

Name of Officer	Age	Office
Mark A. Scharmann	61	President, Chief Executive Officer
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

ITEM 11	EXECUTIVE COMPENSATION.

Summary Compensation Table

	Annual Compensation				Long-Term Compensation
Name and Principal Position	Year	Salary ($)	Bonus	Other Annual Compensation ($)	Restricted Stock Awards ($)	Securities Underlying Options (#)	LTIP Payouts ($)	All Other Compensation ($)

Mark A. Scharmann	2018	-	-	-	-	-	-	-
Officer and Director	2019	-	-	-	-	-	-	-

There has been no cash payment paid to the executive officer for services rendered in all capacities to us for the periods ended December 31, 2019 and 2018. There has been no compensation awarded to, earned by, or paid to the executive officer by any person for services rendered in all capacities to us for the fiscal periods ended December 31, 2019 and 2018.  No compensation is anticipated within the next six months to any officer or director of the Company.

Stock Option Grants

We did not grant any stock options to the executive officer during the most recent fiscal period ended December 31, 2019.  We have also not granted any stock options to the executive officer of the Company.

ITEM 12	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

 The following table provides the name of each person or entity known to Spirits Time International, Inc. to own more than 5% of the outstanding common stock as of December 31, 2019, and by the Officers and Directors, individually and as a group. Except as otherwise indicated, all shares are owned directly.

Title Of Class	Name and Title of Beneficial Owner of Shares	Amount of Beneficial Ownership
			%

Common	Mark A. Scharmann, President and Director	3,061,553	41.59%
Common	Human Brands International, Inc.	3,203,846	43.52%
	All Directors and Officers as a group	3,061,553	41.59%

The percent of class is based on 7,361,005 shares of common stock issued and outstanding as of December 31, 2019.

ITEM 13	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

During the year ended December 31, 2019, related parties of the Company loaned a total of $9,750 to the Company in order to pay for expenses and continue the reporting requirements with the Securities and Exchange Commission.  The balance due to these related parties was $200,413 plus accrued interest of $52,532 as of December 31, 2019.

Beginning August 2017, the Company entered into an oral agreement to pay the Company’s sole director $500 per month as payment for use of his personal residence as the Company’s office and mailing address.

Our board of directors consists of one person: Mark Scharmann. Our sole director is not “independent” within the meaning of Rule 5605(a)(3) of the NASDAQ Marketplace because he is an officer of the Company.

ITEM 14	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The amounts paid to our independent auditing firm for each of the past two calendar years are as follows:

 2019 2018

Auditing                         $14,500$11,900

Audit-related services        -           -

Tax services                                -                            -

Other services[2]____ -____         _____-____

 Total                               $14,500$11,900

PART IV

ITEM 15	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.
(a)	The following documents have been filed as a part of this Annual Report on Form 10-K.

1.	Financial Statements

2.	Financial Statement Schedules.

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

Date: April 14, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Spirits Time International, Inc.

Ogden, Utah

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Spirits Time International, Inc. (the Company) as of December 31 2019 and 2018, and the related statements of operations,  stockholders’ equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Consideration of the Company's Ability to Continue as a Going Concern

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Pinnacle Accountancy Group of Utah

(a dba of Heaton & Co., PLLC)

Farmington, Utah

April 14, 2020

SPIRITS TIME INTERNATIONAL, INC.
Balance Sheets

ASSETS

	December 31,	December 31,
	2019	2018

CURRENT ASSETS

Cash and cash equivalents	$ 163	$ 121,739
Prepaid inventory	-	69,530
Inventory	80,404	80,470

Total Current Assets	80,567	271,739

OTHER ASSETS

Intangible assets	275,000	275,000

TOTAL ASSETS	$ 355,567	$ 546,739

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable	$ 112,600	$ 73,205
Accrued interest	34,639	8,347
Accrued interest - related parties	52,532	51,593
Loans payable - related parties	145,413	153,228
Convertible notes payable - related parties	55,000	55,000
Convertible note payable (net of unamortized debt discount
of $-0- and $17,812, and unamortized debt premium
of $-0-, and $219,998, respectively)	290,000	502,186
Notes payable	40,000	40,000

Total Current Liabilities	730,184	883,559

TOTAL LIABILITIES	730,184	883,559

COMMITMENTS AND CONTINGENCIES (NOTE 8)	-	-

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock, $0.001 par value; 20,000,000 shares authorized
Preferred stock designated, Series D, $0.001 par value, 50,000 shares authorized, 5,000 and 0 shares issued and
outstanding, respectively	5	-
Common stock, $0.001 par value; 140,000,000 shares
authorized, 7,361,005 and 7,281,005 shares issued
and outstanding, respectively	7,361	7,281
Additional paid-in capital	942,050	684,537
Accumulated deficit	(1,324,033)	(1,028,638)

Total Stockholders' Equity (Deficit)	(374,617)	(336,820)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$ 355,567	$ 546,739

The accompanying notes are an integral part of these audited financial statements.

SPIRITS TIME INTERNATIONAL, INC.
Statements of Operations

	For the Years Ended
	December 31,
	2019	2018

NET REVENUES	$ -	$ -

OPERATING EXPENSES

Professional fees	111,654	265,513
Selling, general and administrative	26,199	80,371

Total Operating Expenses	137,853	345,884

LOSS FROM OPERATIONS	(137,853)	(345,884)

OTHER INCOME (EXPENSES)

Impairment loss on prepaid inventory	(69,530)	-
Interest expense	(88,012)	(103,146)

Total Other Income (Expenses)	(157,542)	(103,146)

LOSS BEFORE INCOME TAXES	(295,395)	(449,030)

PROVISION FOR INCOME TAXES	-	-

NET LOSS	$ (295,395)	$ (449,030)

NET LOSS PER SHARE - BASIC AND DILUTED	$ (0.04)	$ (0.11)

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING - BASIC AND DILUTED	7,301,279	4,102,649

The accompanying notes are an integral part of these audited financial statements.

SPIRITS TIME INTERNATIONAL, INC.
Statements of Stockholders' Equity (Deficit)
For the Period January 1, 2018 through December 31, 2019

					Additional		Total
	Preferred Stock		Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance, January 1, 2018	-	-	3,181,005	3,181	342,343	(579,608)	(234,084)
Purchase of intangible assets and inventory	-	-	3,500,000	3,500	371,500	-	375,000
Debt premium on convertible note	-	-	-	-	(299,998)	-	(299,998)
Amortization of debt premium	-	-	-	-	80,000	-	80,000
Debt discount on warrants	-	-	-	-	67,292	-	67,292
Common stock issued for services	-	-	600,000	600	123,400	-	124,000
Net loss for the year ended
December 31, 2018	-	-	-	-	-	(449,030)	(449,030)
Balance, December 31, 2018	-	-	7,281,005	7,281	684,537	(1,028,638)	(336,820)

Common stock issued for services	-	-	50,000	50	14,950	-	15,000
Amortization of debt premium	-	-	-	-	219,998	-	219,998
Common stock issued for conversion of debt	-	-	30,000	30	12,570	-	12,600
Preferred stock issued for conversion
of related party debt	5,000	5	-	-	223	-	228
Forgiveness of related party debt	-	-	-	-	9,772	-	9,772
Net loss for the year ended
December 31, 2019	-	-	-	-	-	(295,395)	(295,395)
Balance, December 31, 2019	5,000	$ 5	7,361,005	$ 7,361	$ 942,050	$ (1,324,033)	$ (374,617)

The accompanying notes are an integral part of these audited financial statements.

SPIRITS TIME INTERNATIONAL, INC.
Statements of Cash Flows

	For the Years Ended
	December 31,
	2019	2018

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (295,395)	$ (449,030)
Adjustments to reconcile net loss to net cash
used by operating activities:
Stock based compensation	15,000	124,000
Amortization of debt discount	17,812	73,230
Impairment loss on prepaid inventory	69,530	-
Changes in operating assets and liabilities:
Inventory	66	-
Accounts payable and accrued interest	78,287	60,321
Accrued interest - related parties	10,939	6,009
Net Cash Used by Operating Activities	(103,761)	(185,470)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of intangible assets and inventory	-	(50,000)
Net Cash Used by Investing Activities	-	(50,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from loans payable - related parties	9,750	40,425
Proceeds from convertible notes payable	-	276,250
Proceeds from notes payable	-	42,000
Payments on loans payable - related parties	(17,565)	-
Payments on notes payable	(10,000)	(2,000)
Net Cash Provided (Used) by Financing Activities	(17,815)	356,675

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(121,576)	121,205

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	121,739	534

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$ 163	$ 121,739

SUPPLEMENTAL DISCLOSURES:

Cash paid for interest	$ 30,619	$ 15,561
Cash paid for income taxes	$ -	$ -

Non-cash investing and financing activities:
Amortization to additional paid-in capital of premium on
convertible note payable	$ 219,998	$ 80,000
Common stock issued for the conversion of debt	$ 12,600	$ -
Preferred stock issued for the conversion of related party debt	$ 228	$ -
Forgiveness of related party debt	$ 9,772	$ -
Common stock issued for the acquisition of intangible
assets and inventory	$ -	$ 375,000
Recording of premium on convertible debt at stock
redemption value	$ -	$ 299,998
Debt discount on convertible note payable	$ -	$ 23,750
Debt discount on issuance of warrants	$ -	$ 67,292

The accompanying notes are an integral part of these audited financial statements.

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

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Loss Per Share - The computations of basic loss per share of common stock are based on the weighted average number of shares outstanding at the date of the financial statements. At December 31, 2019 and 2018, the Company had warrants outstanding that are exercisable into 42,857 shares of common stock, and convertible debt outstanding that is convertible into 219,383 shares of common stock. The common stock issuable from the warrants and convertible debt was not included, as it would be anti-dilutive due to continuing losses.

Year Ended	Loss (Numerator)	Shares (Denominator)	Per Share Amount
December 31, 2019	$ (295,395)	7,301,279	$ (0.04)
December 31, 2018	$ (449,030)	4,102,649	$ (0.11)

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

The carrying amounts reported in the balance sheets for the cash and cash equivalents, inventory and current liabilities each qualify as financial instruments and are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest.

Recently-Issued Pronouncements - We have reviewed accounting pronouncements issued during the past two years and have adopted any that are applicable to our company.  We have determined that none had a material impact on our financial position, results of operations, or cash flows for the years ended December 31, 2019 and 2018.

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

Concentration of Risk - Cash - The Company at times may maintain a cash balance in excess of insured limits. At December 31, 2019 and 2018, the Company has no cash in excess of insured limits.

Revenue Recognition - The Company will determine its revenue recognition policy in accordance with ASC 606 “Revenue from Contracts with Customers” when it commences revenue-generating operations.

Cash and Cash Equivalents - For purposes of the Statement of Cash Flows, the Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes.

Inventory - Inventory consists of bottled tequila acquired in the acquisition of the Tequila Alebrijes products and intangibles (Note 3), and is held by a third-party tequila production warehouse in Tequila Jalisco, Mexico. Inventory is stated at lower of cost or net realizable value, with cost being determined on the first-in, first-out (“FIFO”) method. As of December 31, 2019 and 2018, the Company had finished goods inventory on-hand totaling $80,404 and $80,470, respectively, and prepaid inventory totaling $-0- and $69,530, respectively.  As of December 31, 2019, the Company had not received all the inventory acquired in the acquisition and therefore recorded an impairment loss on prepaid inventory of $69,530 due to the unlikelihood of ever receiving the inventory.

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

No impairment was noted on the Tequila Alebrijes brand name and property rights (indefinite-lived intangible assets) during the year ended December 31, 2019 (Note 3).

NOTE 3 – ACQUSITION OF ASSETS

On September 28, 2018 (the “Acquisition Date”), the Company completed an asset acquisition (the “Asset Acquisition Transaction”) with Human Brands International, Inc., a privately-held Nevada corporation ("HBI").  Pursuant to the Asset Acquisition Transaction, the Company acquired from HBI certain assets of HBI (the “Assets”) in exchange for 3,500,000 shares of common stock of the Company valued at $375,000, and $50,000 in cash, for total purchase price of $425,000 (the "Acquisition"). The Assets acquired were 12,000 bottles of Tequila Alebrijes products (the “Inventory”) and the brand name and property rights (the “Intangibles”).  Of the total $425,000 purchase price, $150,000 was allocated to the Inventory based on the tequila bottles’ invoiced fair market value on the Acquisition Date ($80,470 to finished goods inventory on hand on the Acquisition Date and $69,530 to Prepaid Inventory deliverable to the Company by HBI), with the remaining $275,000 allocated to the Intangibles.  As of December 31, 2019, the Company had not received all the inventory acquired in the acquisition and recorded an impairment on prepaid inventory of $69,530.  The Company has determined that no impairment of the other intangible assets is necessary as of December 31, 2019 or December 31, 2018, as the Company plans to commence sale and shipment of the Inventory utilizing the Tequila Alebrijes branding and property rights.

On the Acquisition Date, the 3,500,000 shares represented 52.4% of the Company’s then-issued and outstanding common stock.  So as not to effect a change in control, HBI granted the Company’s President, Mark Scharmann, an Irrevocable Proxy to vote 300,000 of its shares of the Company’s common stock.  We have since issued additional shares of our common stock to other individuals and HBI has transferred 296,154 of its shares to another other shareholders, thereby reducing HBI’s ownership percentage to 44% (3,203,846 shares) as of the date of this filing.  On May 24, 2019, the Company and proxy holder Mark Scharmann terminated the proxy and such proxy is of no further force or effect.  HBI has full voting rights as to the 300,000 shares described in the proxy.

The Company did not acquire any ongoing operation of or substantive processes from HBI.  The Company did not merge with or acquire an equity interest in HBI.  The Company made no changes in its officers or directors.  The Company did not hire any employees of HBI.  The transaction was essentially the acquisition of certain rights to distribute, rights to use a brand, and a limited amount of inventory.  The Company intends to either assign the acquired assets to a third party for a royalty, or contract with one or more other entities to market products under the Tequila Alebrijes brand on behalf of the Company.  As such, the transaction was deemed an asset purchase, with the Assets recorded at their fair market value on the Acquisition date.  As a result of the Acquisition, the Company was no longer considered to be a shell company.

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

At December 31, 2019 the Company had net operating loss carryforwards of approximately $1,324,000 that may be offset against future taxable income.  No tax benefits have been reported in the financial statements, because the potential tax benefits of the net operating loss carry forwards are offset by a valuation allowance of the same amount.

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

Net deferred tax assets consist of the following components as of December 31, 2019 and 2018:

	2019	2018
Deferred tax assets:
NOL Carryover	$ 278,000	$ 216,000
Valuation allowance	(278,000)	(216,000)
Net deferred tax asset	$ -	$ -

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rates to pretax income from continuing operations for the years ended December 31, 2019 and 2018 due to the following:

	2019	2018
Current Federal Tax (21%)	$ 62,000	$ 94,000
Change in valuation allowance	(62,000)	(94,00)
	$ -	$ -

At December 31, 2019, the Company had no unrecognized tax benefits that, if recognized, would affect the effective tax rate.

The Company did not have any tax positions for which it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease within the next 12 months.

The Company includes interest and penalties arising from the underpayment of income taxes in the statements of operations in the provision for income taxes.  As of December 31, 2019 and 2018, the Company had no accrued interest or penalties related to uncertain tax positions.

The tax years that remain subject to examination by major taxing jurisdictions are those for the years ended December 31, 2019, 2018 and 2017.

NOTE 5 -   GOING CONCERN

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The Company has had no revenues and has generated losses from operations. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs, which raises substantial doubt about its ability to continue as a going concern.  The continuance of the Company as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

In addition, the extent of the impact of the coronavirus ("COVID‐19") outbreak on the financial performance of the Company will depend on future developments, including the duration and spread of the outbreak and related advisories and restrictions, and the impact of COVID‐19 on the overall economy, all of which are highly uncertain and cannot be predicted. If the overall economy is impacted for an extended period, the Company’s future operating results may be materially adversely affected.

The accompanying financial statements do not include any adjustments that may be necessary if the Company is unable to continue as a going concern.

NOTE 6 –RELATED PARTY LOANS AND OTHER TRANSACTIONS

During the years ended December 31, 2019 and 2018, the sole officer and director of the Company and another affiliated shareholder made loans to the Company in order to pay for expenses and continue the reporting requirements with the Securities and Exchange Commission.  These loans accrue interest at the rate of 12% per annum, are due on demand and are not convertible into common stock of the Company.

During the years ended December 31, 2019 and 2018, these related parties loaned a total of $9,750 and $40,425, respectively, to the Company.  Also, during the years ended December 31, 2019 and 2018, the loans incurred interest expense totaling $12,354 and $14,970, respectively, and interest in the amount of $13,936 and $15,500, respectively, was paid.  As of December 31, 2019 and 2018, the balance due to these related parties for these loans was principal of $145,413 and $153,228, respectively, and accrued interest of $18,530 and $20,112, respectively.

Beginning August 2017, the Company entered into an oral agreement to pay the Company’s sole director $500 per month as payment for use of his personal residence as the Company’s office and mailing address.  The Company has paid and recorded rent expense of $6,000 during each of the years ended December 31, 2019 and 2018 which is included in the selling, general and administrative expenses on the statements of operations.

The Company has entered into a Brand Management Agreement as detailed in Note 10 with an entity that is a wholly-owned subsidiary of one of the Company's significant shareholders.

NOTE 7 – CONVERTIBLE PROMISSORY NOTES / RELATED AND NON-RELATED PARTIES

The Company has a collateralized convertible debt obligation with an unaffiliated entity outstanding at December 31, 2019 and 2018 as follows:

Note (A)	Principal	Less Debt Discount	Plus Premium	Net Note Balance	Accrued Interest

December 31, 2019	$ 290,000 (1)	$ -	$ -	$ 290,000	$ 27,596
December 31, 2018	$ 300,000 (1)	$ (17,812)	$ 219,998	$ 502,186	$ 7,787

(1) Collateralized by the Company’s assets, including accounts receivable, cash and equivalents, inventory, property, equipment, intangibles.  At December 31, 2019 and 2018, the Company’s assets consisted of cash and equivalents of $163 and $121,739 (respectively), inventory/prepaid inventory of $80,404 and $150,000 (respectively), and intangible assets of $275,000, for total carrying value of $355,567 and $546,739 (respectively).

(A)On September 24, 2018 (the “Date of Issuance”) the Company issued a convertible promissory note (the “Note”) with a face value of $300,000, maturing on September 24, 2019, and a stated interest of 10% to a third-party investor. The default interest rate of 24% has been in effect since the September 24, 2019 maturity date lapsed. The note is convertible at any time after 1 month of the funding of the note into a variable number of the Company's common stock, based on a conversion rate of 50% of the lowest trading price for the 25 days prior to conversion. The note was funded on September 28, 2018, whereby the Company received proceeds of $276,250, after disbursements for the lender's transaction costs, fees and expenses which in aggregate resulted in a total discount of $23,750 to be amortized to interest expense over the life of the note. Additionally, the note’s variable conversion rate component requires that the note be valued at its stock redemption value (i.e., “if-converted” value) pursuant to ASC 480, Distinguishing Liabilities from Equity, with the excess over the note’s undiscounted face value being deemed a premium to be added to the principal balance and amortized to additional paid-in capital over the life of the note. As such, the Company recorded a premium on the note of $299,998 as a reduction to additional paid-in capital based on a discounted “if-converted” rate of $1.825 per share (50% of the lowest trading price during the 25 days preceding the note's issuance), which computed to 164,383 shares of 'if-converted' common stock with a redemption value of $599,998 due to $3.65 per share fair market value of the Company's stock on the note's date of issuance. Debt discount amortization is recorded as interest expense, while debt premium amortization is recorded as an increase to additional paid-in capital. During the year ended December 31, 2018, the Company recorded $80,000 of premium amortization to additional paid-in capital, and amortization of debt discount of $5,938.  During the year ended December 31, 2019, the Company recorded $219,998 of premium amortization to additional paid-in capital, and amortization of debt discount of $17,812.  This note is currently in default (Note 10).

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

During the year ended December 31, 2019, the Company paid $10,000 towards principal on the Note, and $12,350 of accrued interest and $250 in conversion fees ($12,600 total) was converted into 30,000 shares of common stock.

In March 2014, the Company issued a $40,000 convertible promissory note to the sole officer and director of the Company and a $15,000 convertible promissory note to another affiliated shareholder (the “Convertible Notes”). The Convertible Notes had a term of one year expiring March 2015, and are now payable on demand, and accrue interest at the rate of 12% per annum. The holders of the Convertible Notes, may, at their option, convert all or any portion of the outstanding principal balance of, and all accrued interest on the Convertible Notes into shares of the Company’s common stock, par value $0.001 per share, at a conversion rate of $1.00 per share. For the years ended December 31, 2019 and 2018 additional interest accrued on these Notes in the amount of $6,600 and $6,600, respectively.  During the year ended December 31, 2019, $10,000 of accrued interest was converted into 5,000 shares of Preferred Stock valued at $228, resulting in a $9,772 gain being recorded as forgiveness of related party debt in additional paid-in capital (Note 11).  No principal or interest has been paid on these Notes.  As of December 31, 2019 and 2018, the balance due to these related parties for these Notes was principal of $55,000 and $55,000, respectively, and accrued interest of 28,081 and $31,481, respectively. (See Note 8)

NOTE 8 – CONVERTIBLE NOTES AND LOANS PAYABLE – RELATED PARTIES

Convertible notes and loans payable – related parties consisted of the following:
	December 31, 2019	December 31, 2018
Loans payable to related parties, interest at 12% per annum, due on demand	145,413	153,228
Convertible notes payable to related parties, interest at 12% per annum, due on March 7, 2015 (in default), convertible into common stock at $1.00 per share	55,000	55,000
Total Convertible Notes and Loans Payable – Related Parties	200,413	208,228
Less: Current Portion	(200,413)	(208,228)
Long-Term Convertible Notes and Loans Payable – Related Parties	$-	$-

Accrued interest on the convertible notes and loans payable, related parties was $52,532 and $51,593 at December 31, 2019 and 2018, respectively.  The Company did not record beneficial conversion feature elements on the related party convertible debt due to the conversion rate of $1.00 per share being greater than the fair market value of the underlying shares on the date of issuance.

NOTE 9 – NOTES PAYABLE

Notes payable consisted of the following:

December 31, 2019	December 31, 2018

Note payable to an unrelated individual, interest at 12% per annum, issued August 1, 2018 due November 15, 2018 (in default), unsecured	$ 10,000	$ 10,000

Note payable to an individual, interest at 12% per annum, issued December 31, 2018 due December 31, 2019, unsecured	30,000	30,000

Total Notes Payable	40,000	40,000
Less: Current Portion	(40,000)	(40,000)
Long-Term Notes Payable	$ -	$ -

Accrued interest and interest expense for these Notes as of and for the year ended December 31, 2018 totaled $560 and $560, respectively.  Accrued interest and interest expense for these Notes as of and for the year ended December 31, 2019 totaled $4,700 and $4,200, respectively.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

Brand Management Agreement

On October 29, 2018, the Company entered into a non-exclusive brand management agreement (“Brand Management Agreement”) with CapCity Beverage, LLC, (“CCB”), a wholly-owned subsidiary of Human Brands International, Inc. (a significant shareholder of the Company).  Pursuant to the Agreement, CCB has been appointed as a non-exclusive Brand Manager of the Company’s Tequila Alebrijes brand.  CCB intends to perform certain services for the Company in connection with the planning, launch, creation, branding, market research, advertising, marketing, consulting, creative and/or digital services and sales for the Brand, the Company’s Tequila Alebrijes product and the Company. CCB will receive 10% of the gross revenue received from the sale of the products marketed under the Brand Management Agreement.

The Brand Management Agreement is for a term of two years subject to earlier termination as set forth in the Agreement. As of the date of this report, the Brand Management Agreement has not resulted in the sale of any of the Company’s product and the Company anticipates that it will either terminate or modify the agreement and seek other product market alternatives.

Promissory Note Default

On April 25, 2019, the Company received a demand letter from Auctus’s legal counsel that stated, among other things, that the Company has defaulted on the Auctus Note.  The demand letter further stated that as a result of such breaches and the default remedy provisions of the Auctus Note set forth therein, as of April 25, 2019, the Company, owes Auctus at least $490,767 calculated as follows:

Outstanding principal of $300,000 + accrued interest of $12,178 + $15,000 liquidated damages relating back to the Auctus Note issuance date for breach of Section 3.1 + 50% liquidated damages of $163,589 for default under Sections other than Section 3.2.

We have communicated with Auctus regarding these matters and are under advisement from our legal counsel that, although we have defaulted on the Auctus Note and as such are accruing the default interest of 24% as stated within the Auctus Note, we are not otherwise in breach of the Auctus Note.  We are unable to predict whether we will be able to enter into a workable resolution with Auctus.  If not, Auctus could commence collection action against the Company and seek to foreclose on our assets and seek other remedies.  We and our legal counsel believe the likelihood of this action is remote, and therefore have not accrued for any potential damages at December 31, 2019.

NOTE 11 – EQUITY TRANSACTIONS

Common Stock

The Company has authorized 140,000,000 shares of common stock with a par value of $0.001, and had 7,361,005 and 7,281,005 common shares issued and outstanding at December 31, 2019 and 2018, respectively.

In September 2018, the Company issued 3,500,000 shares of common stock in connection with the purchase of tangible and intangible assets valued at $375,000 (Note 3).

In December 2018, the Company issued 600,000 shares of common stock to nonaffiliates for professional services rendered to the Company totaling $124,000.

On August 29, 2019, the Company issued 50,000 shares of its common stock for legal services rendered to the Company totaling $15,000.

On November 21, 2019, the Company issued 30,000 shares of its common stock for the conversion of accrued interest on convertible notes payable and conversion fees totaling $12,600 (Note 7).

Preferred Stock

The Company has authorized 20,000,000 shares of Preferred Stock with no shares designated, issued, or outstanding as of December 31, 2018.  On December 10, 2019, the Company designated 50,000 shares of Series D Preferred Stock (“Series D”) with par value of $0.001.  Each share of Series D participates in dividends and liquidation equal to common stock, is convertible into common stock at the option of the holder on a one-for-one basis, and carries 10,000 common votes on any matter submitted to common stockholder vote.

Also on December 10, 2019, the Company issued 5,000 shares of its Series D Preferred Stock for the conversion of related party accrued interest of $10,000.  The Series D were valued at $.046 per share by an independent, qualified valuation firm in accordance with the fair value standard set forth in ASC 820-10-35-37, “Fair Value Measurement” (the “Valuation”).  The Valuation was performed using a complex market approach and option pricing model allocation methodology, which took into account various factors and inputs to allocate a control premium due to the super-majority voting designation. The $228 total value of the 5,000 shares of Series D issued in connection with satisfaction of this related party debt resulted in the remaining $9,772 being recorded in additional paid-in capital as related party debt forgiveness (Note 7).

NOTE 12 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events for the period of December 31, 2019 through the date the financial statements were issued, and concluded there were no items that required recognition or disclosure in its financial statements.