Form 10-Q
period 2020-03-31
SPIRITS TIME INTERNATIONAL, INC.
filed 2020-05-19
CIK 1434737

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

(Mark One)

☑ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended

March 31, 2020.

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

No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. The number of shares outstanding of the issuer’s common stock, $0.001 par value (the only class of voting stock), was 7,361,005 on May 19, 2020.

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

Item 1. – Financial Statements

As used herein, the terms “Spirits Time,” “we,” “our,” and “us” refer to Spirits Time International, Inc., a Nevada corporation, unless otherwise indicated. The unaudited financial statements of the registrant for the three months ended March 31, 2020 and 2019 follow. The condensed financial statements reflect all adjustments that are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.  All such adjustments are of a normal and recurring nature.

  SPIRITS TIME INTERNATIONAL, INC.

March 31, 2020

SPIRITS TIME INTERNATIONAL, INC.
Balance Sheets
(Unaudited)

ASSETS

	March 31,	December 31,
	2020	2019

CURRENT ASSETS

Cash and cash equivalents	$ 2,576	$ 163
Inventory	80,404	80,404

Total Current Assets	82,980	80,567

OTHER ASSETS

Intangible assets	275,000	275,000

TOTAL ASSETS	$ 357,980	$ 355,567

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable	$ 122,917	$ 112,600
Accrued interest	59,641	34,639
Accrued interest - related parties	58,567	52,532
Loans payable - related parties	152,713	145,413
Convertible notes payable - related parties	55,000	55,000
Convertible note payable	290,000	290,000
Notes payable	40,000	40,000

Total Current Liabilities	778,838	730,184

TOTAL LIABILITIES	778,838	730,184

COMMITMENTS AND CONTINGENCIES (NOTE 8)	-	-

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock, $0.001 par value; 20,000,000 shares authorized
Preferred stock designated, Series D, $0.001 par value, 50,000 shares authorized, 5,000 and 0 shares issued and
outstanding, respectively	5	5
Common stock, $0.001 par value; 140,000,000 shares
authorized, 7,361,005 shares issued and
outstanding	7,361	7,361
Additional paid-in capital	942,050	942,050
Accumulated deficit	(1,370,274)	(1,324,033)

Total Stockholders' Equity (Deficit)	(420,858)	(374,617)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$ 357,980	$ 355,567

The accompanying notes are an integral part of these unaudited financial statements.

SPIRITS TIME INTERNATIONAL, INC.
Statements of Operations
(Unaudited)

	For the Three Months Ended
	March 31,
	2020	2019

NET REVENUES	$ -	$ -

OPERATING EXPENSES

Professional fees	13,347	23,089
Selling, general and administrative	1,857	12,894

Total Operating Expenses	15,204	35,983

LOSS FROM OPERATIONS	(15,204)	(35,983)

OTHER INCOME (EXPENSES)

Interest expense	(31,037)	(20,680)

Total Other Income (Expenses)	(31,037)	(20,680)

LOSS BEFORE INCOME TAXES	(46,241)	(56,663)

PROVISION FOR INCOME TAXES	-	-

NET LOSS	$ (46,241)	$ (56,663)

NET LOSS PER SHARE - BASIC AND DILUTED	$ (0.01)	$ (0.01)

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING - BASIC AND DILUTED	7,361,005	7,281,005

The accompanying notes are an integral part of these unaudited financial statements.

SPIRITS TIME INTERNATIONAL, INC.
Statements of Stockholders' Equity (Deficit)

	Three Months Ended March 31, 2020
					Additional		Total
	Preferred Stock		Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)

Balance, December 31, 2019	5,000	$ 5	7,361,005	$ 7,361	$ 942,050	$ (1,324,033)	$ (374,617)

Net loss for the three months ended
March 31, 2020	-	-	-	-	-	(46,241)	(46,241)

Balance, March 31, 2020	5,000	$ 5	7,361,005	$ 7,361	$ 942,050	$ (1,370,274)	$ (420,858)

	Three Months Ended March 31, 2019
					Additional		Total
	Preferred Stock		Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)

Balance, December 31, 2018	-	$ -	7,281,005	$ 7,281	$ 684,537	$ (1,028,638)	$ (336,820)

Amortization of debt premium	-	-	-	-	74,999	-	74,999

Net loss for the three months ended
March 31, 2019	-	-	-	-	-	(56,663)	(56,663)

Balance, March 31, 2019	-	$ -	7,281,005	$ 7,281	$ 759,536	$ (1,085,301)	$ (318,484)

The accompanying notes are an integral part of these unaudited financial statements.

SPIRITS TIME INTERNATIONAL, INC.
Statements of Cash Flows
(Unaudited)

	For the Three Months Ended
	March 31,
	2020	2019

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$ (46,241)	$ (56,663)
Adjustments to reconcile net loss to net cash
used by operating activities:
Amortization of debt discount	-	5,937
Changes in operating assets and liabilities:
Accounts payable and accrued interest	35,319	13,295
Accrued interest - related parties	6,035	5,222

Net Cash Used by Operating Activities	(4,887)	(32,209)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from loans payable - related parties	7,300	-

Net Cash Provided by Financing Activities	7,300	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,413	(32,209)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	163	121,739

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$ 2,576	$ 89,530

SUPPLEMENTAL DISCLOSURES:

Cash paid for interest	$ -	$ 8,500
Cash paid for income taxes	$ -	$ -

Non-cash investing and financing activities:
Amortization to additional paid-in capital of premium on
convertible note payable	$ -	$ 74,999

The accompanying notes are an integral part of these unaudited financial statements.

SPIRITS TIME INTERNATIONAL, INC.

Notes to the Financial Statements

March 31, 2020

(Unaudited)

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial statements at March 31, 2020 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2019 audited financial statements.  The results of operations for the period ended March 31, 2020 are not necessarily indicative of the operating results for the full year.

Loss Per Share - The computations of basic loss per share of common stock are based on the weighted average number of shares outstanding at the date of the financial statements. During the three months ended March 31, 2020 and 2019, the Company had warrants outstanding that are exercisable into 42,857 shares of common stock, and convertible debt outstanding that is convertible into 219,383 shares of common stock.  The common stock issuable from the warrants and convertible debt was not included, as it would be anti-dilutive due to continuing losses.

Three Months Ended	Loss (Numerator)	Shares (Denominator)	Per Share Amount
March 31, 2020	$ (46,241)	7,361,005	$ (0.01)
March 31, 2019	$ (56,663)	7,281,005	$ (0.01)

Inventory - Inventory consists of bottled tequila acquired in the acquisition of the Tequila Alebrijes products and intangibles (Note 2) and is held by a third-party tequila production warehouse in Tequila Jalisco, Mexico. Inventory is stated at lower of cost or net realizable value, with cost being determined on the first-in, first-out (“FIFO”) method. As of March 31, 2020, and December 31, 2019, the Company had finished goods inventory on-hand totaling $80,404.  As of December 31, 2019, the Company had not received all the inventory acquired in the acquisition and therefore recorded an impairment loss on prepaid inventory of $69,530 due to the unlikelihood of ever receiving the inventory. The Company has determined that no reserve for obsolete or slow-moving inventory is necessary as of March 31, 2020 or December 31, 2019.

NOTE 2 – ACQUSITION OF ASSETS

On September 28, 2018 (the “Acquisition Date”), the Company completed an Asset Purchase Agreement (the "Agreement”) with Human Brands International, Inc., a privately held Nevada corporation ("HBI").  Pursuant to the Agreement, the Company acquired from HBI certain assets of HBI (the “Assets”) in exchange for 3,500,000 shares of common stock of the Company valued at $375,000, and $50,000 in cash, for total purchase price of $425,000 (the "Acquisition"). The Assets acquired were 12,000 bottles of Tequila Alebrijes products (the “Inventory”) and the brand name and property rights (the “Intangibles”).  Of the total $425,000 purchase price, $150,000 was allocated to the Inventory based on the tequila bottles’ invoiced fair market value on the Acquisition Date ($80,470 to finished goods inventory on hand on the Acquisition Date and $69,530 to Prepaid Inventory deliverable to the Company by HBI), with the remaining $275,000 allocated to the Intangibles. As of December 31, 2019, the Company had not received all the inventory acquired in the acquisition and recorded an impairment on prepaid inventory of $69,530. The Company has determined that no impairment of the other intangible assets is necessary as of March 31, 2020 or December 31, 2019, as the Company plans to commence sale and shipment of the Inventory utilizing the Tequila Alebrijes branding and property rights.

SPIRITS TIME INTERNATIONAL, INC.

Notes to the Financial Statements

March 31, 2020

(Unaudited)

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

SPIRITS TIME INTERNATIONAL, INC.

Notes to the Financial Statements

March 31, 2020

(Unaudited)

NOTE 4 – RELATED PARTY LOANS AND OTHER TRANSACTIONS

During the three months ended March 31, 2020 and 2019, the Company received loans in the amount of $7,300 and $-0-, respectively, from related parties of the Company.  These loans accrue interest at the rate of 12% per annum, are due on demand and are not convertible into common stock of the Company.  The balances due on loans payable to related parties were principal of $152,713 and $145,413 plus accrued interest of $58,567 and $52,532 as of March 31, 2020 and December 31, 2019, respectively.

Beginning August 2017, the Company entered into an oral agreement to pay the Company’s sole director $500 per month as payment for use of his personal residence as the Company’s office and mailing address.  The Company has paid and recorded rent expense of $1,500 during the three months ended March 31, 2020 and 2019 which is included in the selling, general and administrative expenses on the statements of operations.

On October 29, 2018, we entered into a non-exclusive Brand Management Agreement (“Brand Management Agreement”) with CapCity Beverage, LLC (“CCB”) for the brand Tequila Alebrijes (“Brand”).  CCB is a wholly owned subsidiary of HBI.  HBI currently owns approximately 44% of our common stock.

Pursuant to the Brand Management Agreement, CCB has been appointed as a non-exclusive Brand Manager of the Company’s Tequila Alebrijes brand. The Brand Management Agreement is for a term of two (2) years subject to earlier termination as set forth in the Brand Management Agreement. CCB will perform certain services for the Company in connection with the planning, launch, creation, branding, market research, advertising, marketing, consulting, creative and/or digital services and sales for the Brand, the Company’s Tequila Alebrijes product, and the Company. CCB will receive 10% of the gross revenue received from the sale of the products marketed under the Brand Management Agreement (Note 8). A copy of the Brand Management Agreement was attached as an Exhibit to a Form 8-K filed by the Company with the SEC on November 1, 2018.

NOTE 5 – CONVERTIBLE PROMISSORY NOTES / RELATED AND NON-RELATED PARTIES

The Company has a collateralized convertible debt obligation with an unaffiliated entity outstanding at March 31, 2020 and December 31, 2019 as follows:

Note (A)	Principal(1)	Less Debt Discount	Plus Premium	Net Note Balance	Accrued Interest

March 31, 2020	$ 290,000	$ -	$ -	$ 290,000	$ 51,401
December 31, 2019	$ 290,000	$ -	$ -	$ 290,000	$ 27,596

(1)Collateralized by the Company’s assets, including accounts receivable, cash and equivalents, inventory, property, equipment, intangibles.  At March 31, 2020 and December 31, 2019, the Company’s assets consisted of cash and equivalents of $2,576 and $163, respectively, inventory of $80,404, and intangible assets of $275,000, for total carrying value of $357,980 and $355,567, respectively.

(A)On September 24, 2018 (the “Date of Issuance”) the Company issued a convertible promissory note (the “Note”) with a face value of $300,000, maturing on September 24, 2019, and a stated interest of 10% to a third-party investor. The note is convertible at any time after 1 month of the funding of the note into a variable number of the Company's common stock, based on a conversion rate of 50% of the lowest trading price for the 25 days prior to conversion. The note was funded on September 28, 2018, when the Company received proceeds of $276,250, after disbursements for the lender's transaction costs, fees and expenses which in aggregate resulted in a total discount of $23,750 to be amortized to interest expense over the life of the note. Additionally, the note’s variable conversion rate component requires that the note be valued at its stock redemption value (i.e., “if-converted” value) pursuant to ASC 480, Distinguishing Liabilities from Equity, with the excess over the note’s undiscounted face value being deemed a premium to be added to the principal balance and amortized to additional paid-in capital over the life of the note. As such, the Company recorded a premium on the note of $299,998 as a reduction to additional paid-in capital based on

SPIRITS TIME INTERNATIONAL, INC.

Notes to the Financial Statements

March 31, 2020

(Unaudited)

a discounted “if-converted” rate of $1.825 per share (50% of the lowest trading price during the 25 days preceding the note's issuance), which computed to 164,383 shares of 'if-converted' common stock with a redemption value of $599,998 due to $3.65 per share fair market value of the Company's stock on the note's date of issuance. Debt discount amortization is recorded as interest expense, while debt premium amortization is recorded as an increase to additional paid-in capital. During the three months ended March 31, 2019, the Company recorded discount and premium amortization of $5,937 and $74,999, respectively.  The premium and discount were fully amortized at December 31, 2019.  This note is currently in default (Note 8).

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

In March 2014, the Company issued a $40,000 convertible promissory note to the sole officer and director of the Company and a $15,000 convertible promissory note to another affiliated shareholder (the “Convertible Notes”). The Convertible

Notes had a term of one year expiring March 2015, and are now payable on demand, and accrue interest at the rate of 12% per annum. The holders of the Convertible Notes, may, at their option, convert all or any portion of the outstanding principal balance of, and all accrued interest on the Convertible Notes into shares of the Company’s common stock, par value $0.001 per share, at a conversion rate of $1.00 per share.  During the year ended December 31, 2019, $10,000 of accrued interest was converted into 5,000 shares of Preferred Stock valued at $228, resulting in a $9,772 gain being recorded as forgiveness of related party debt in additional paid-in capital (Note 9).  No principal or interest has been paid on these Notes.  As of March 31, 2020 and December 31, 2019, the balance due to these related parties for these Notes was principal of $55,000 and $55,000, respectively, and accrued interest of $29,722 and $28,081, respectively. (See Note 6)

NOTE 6 – CONVERTIBLE NOTES AND LOANS PAYABLE – RELATED PARTIES

Convertible notes and loans payable – related parties consisted of the following:
	March 31, 2020	December 31, 2019
Loans payable to related parties, interest at 12% per annum, due on demand	152,713	145,413
Convertible notes payable to related parties, interest at 12% per annum, due on March 7, 2015 (in default), convertible into common stock at $1.00 per share	55,000	55,000
Total Convertible Notes and Loans Payable – Related Parties	207,713	200,413
Less: Current Portion	(207,713)	(200,413)
Long-Term Convertible Notes and Loans Payable – Related Parties	$ -	$ -

SPIRITS TIME INTERNATIONAL, INC.

Notes to the Financial Statements

March 31, 2020

(Unaudited)

Accrued interest on the convertible notes and loans payable, related parties was $58,567 and $52,532 at March 31, 2020 and December 31, 2019, respectively.  The Company did not record beneficial conversion feature elements on the related party convertible debt due to the conversion rate of $1.00 per share being greater than the fair market value of the underlying shares on the date of issuance.

NOTE 7 – NOTES PAYABLE

Notes payable consisted of the following:

	March 31, 2020	December 31, 2019

Note payable to an individual, interest at 12% per annum, issued August 1, 2018 due November 15, 2018 (in default), unsecured	$ 10,000	$ 10,000

Note payable to an individual, interest at 12% per annum, issued December 31, 2018 due December 31, 2019 (in default), unsecured	30,000	30,000

Total Notes Payable	40,000	40,000
Less: Current Portion	(40,000)	(40,000)
Long-Term Notes Payable	$ -	$ -

Accrued interest and interest expense for these Notes as of and for the year ended December 31, 2019 totaled $4,700 and $4,200, respectively.  Accrued interest and interest expense for these Notes as of and for the three months ended March 31, 2020 totaled $5,897 and $1,197, respectively.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

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

March 31, 2020

(Unaudited)

Outstanding principal of $300,000 + accrued interest of $12,178 + $15,000 liquidated damages relating back to the Auctus Note issuance date for breach of Section 3.1 + 50% liquidated damages of $163,589 for default under Sections other than Section 3.2.

We have communicated with Auctus regarding these matters and are under advisement from our legal counsel that, although we have defaulted on the Auctus Note and as such are accruing the default interest of 24% as stated within the Auctus Note, we are not otherwise in breach of the Auctus Note.  We are unable to predict whether we will be able to enter into a workable resolution with Auctus.  If not, Auctus could commence collection action against the Company and seek to foreclose on our assets and seek other remedies.  We and our legal counsel believe the likelihood of this action is remote, and therefore have not accrued for any potential damages at March 31, 2020 and December 31, 2019.

NOTE 9 – EQUITY TRANSACTIONS

Common Stock

The Company has authorized 140,000,000 shares of common stock with a par value of $0.001.  There were no common stock transactions during the three months ended March 31, 2020 or 2019, resulting in 7,361,005 common shares issued and outstanding at March 31, 2020 and December 31, 2019.

Preferred Stock

The Company has authorized 20,000,000 shares of Preferred Stock with no shares designated, issued, or outstanding prior to December 2019.  On December 10, 2019, the Company designated 50,000 shares of Series D Preferred Stock (“Series D”) with par value of $0.001.  Each share of Series D participates in dividends and liquidation equal to common stock, is convertible into common stock at the option of the holder on a one-for-one basis and carries 10,000 common votes on any matter submitted to common stockholder vote.

Also, on December 10, 2019, the Company issued 5,000 shares of its Series D Preferred Stock for the conversion of related party accrued interest of $10,000.  The Series D were valued at $.046 per share by an independent, qualified valuation firm in accordance with the fair value standard set forth in ASC 820-10-35-37, “Fair Value Measurement” (the “Valuation”).  The Valuation was performed using a complex market approach and option pricing model allocation methodology, which took into account various factors and inputs to allocate a control premium due to the super-majority voting designation. The $228 total value of the 5,000 shares of Series D issued in connection with satisfaction of this related party debt resulted in the remaining $9,772 being recorded in additional paid-in capital as related party debt forgiveness (Note 5).

NOTE 10 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events for the period of March 31, 2020 through the date the financial statements were issued and concluded there were no items that required recognition or disclosure in its financial statements.

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

General Financial Matters

Our auditor’s report on our financial statements for the year ended December 31, 2019 contained a going concern qualification as there is substantial doubt about our ability to continue as a going concern.  Our liabilities significantly exceed our assets and we have yet to generate revenue from operations. Our primary creditor has claimed a default under the Promissory Note we issued to such creditor.  For us to continue to achieve our business plan we need to raise significant additional capital of which there can be no assurance. An investment in the Company would create a significant risk of loss to an investor.

Overview

Spirits Time International, Inc. (the “Company”) was incorporated on October 18, 2005 under the laws of the State of Nevada.  The Company was formed under the name of Sears Oil and Gas Corporation but effective October 22, 2018, our name was changed to Spirits Time International, Inc. to reflect our new business direction.

At the time the Company was organized, its principal business objective was to engage in the oil and gas business. The Company became a public reporting company by filing a Form S-1 Registration Statement with the SEC that was declared effective July 25, 2008.  The Company’s business operations in the oil and gas business were not successful and its initial principals sold controlling interest in the Company.   Prior to the Asset Acquisition (as defined below), we were a “shell company” (as such term is defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended).  As a result of the Asset Acquisition, we ceased to be a “shell company” and intend to commence operations in the beverage industry (initially in the tequila beverage industry).

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

We did not acquire any ongoing operation of or substantive processes from Human Brands.  We did not merge with or acquire an equity interest in Human Brands.  We made no changes in our officers or directors.  No officer, director or employee of Human Brands is an officer or director of the Company.  We did not change our accounting firm or our transfer agent as a result of the completion of the Asset Acquisition.  We did not hire any employees of Human Brands.  The transaction was essentially the acquisition of certain rights to distribute, rights to use a brand and a limited amount of inventory.  Human Brands is involved in the marketing of other beverage products and brands in which we have no ownership or other interest.  As such, the transaction was deemed an asset purchase, with the acquired assets recorded at their fair market value on the acquisition date.

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

We have developed a business plan to obtain rights to develop a portfolio of beverage (alcoholic and non-alcoholic) product brands and to distribute and market beverage products nationally and internationally. Our first brand is the “Tequila Alebrijes” brand of tequila.  We obtained the trademark for this brand and the rights to market and distribute Tequila Alebrijes products.  We also acquired approximately 12,000 bottles of tequila valued at $150,000, of which approximately 6,500 valued at approximately $80,000 are on-hand as further described below. The remaining 5,500 were never delivered to us, resulting in the write-off of inventory of $69,530 during the year ended December 31, 2019. Currently, the “Tequila Alebrijes” brand of tequila is our only product brand.

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

The Company’s Business Plan - General

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

As of March 31, 2020, the brand management agreement has not resulted in the sale of any of our product and we anticipate that we will either terminate or modify the agreement and seek other product market alternatives.

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

Our first proprietary brand, Tequila Alebrijes, is a premium tequila.  Our Tequila Alebrijes product is expected to be shipped to the Brand Manager as needed for distribution.

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

Three months ended March 31, 2020 compared to the three months ended March 31, 2019

For the three months ended March 31, 2020 and 2019, the Company had no revenue.  For the three months ended March 31, 2020, the Company incurred $13,347 of professional fees compared to $23,089 for the three months ended March 31, 2019.  Such expenses consist primarily of legal and accounting fees, as well as annual fees required to maintain the Company’s corporate status.  The decrease is due primarily to legal and accounting fees incurred during the three months ended March 31, 2019 related to the Asset Acquisition.  For the three months ended March 31, 2020, the Company incurred $1,857 of selling, general and administrative expenses compared to $12,894 for the three months ended March 31, 2019.  The decrease is due primarily to marketing and travel fees incurred during the three months ended March 31, 2019 related to the Asset Acquisition.  For the three months ended March 31, 2020, the Company incurred $31,037 of interest expense on notes payable compared to $20,680 for the three months ended March 31, 2019.

As a result of the foregoing, the Company incurred a loss of $46,241 and $56,663, respectively, for the three months ended March 31, 2020 and 2019.

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

As of March 31, 2020, the Company had $2,576 of cash and negative working capital of $695,858.  This compares with cash of $163 and negative working capital of $649,617 as of December 31, 2019.

For the three months ended March 31, 2020, the Company used cash of $4,887 in operations consisting of the loss of $46,241 which was offset by changes in accounts payable and accrued interest of $35,319 and changes in accrued interest due to related parties of $6,035.  This compares with $32,209 used in operations for the three months ended March 31, 2019 consisting of the loss of $56,663 which was offset by the amortization of debt discounts of $5,937, changes in accounts payable and accrued interest of $13,295 and changes in accrued interest due to related parties of $5,222.

There were no investing activities during the three months ended March 31, 2020 and 2019.

For the three months ended March 31, 2020, financing activities provided $7,300 which consisted of proceeds from loans payable to related parties.  There were no financing activities during the three months ended March 31, 2019.

As a result of the foregoing, there was an increase in cash of $2,413 for the three months ended March 31, 2020 from the cash on hand as of December 31, 2019.

From the date of inception (October 18, 2005) to March 31, 2020, the Company has recorded an accumulated deficit of $1,370,274, most of which were expenses relating to the initial development of the Company and maintaining reporting company status with the SEC over the past 10 years.  In order to survive as a going concern, the Company will require additional capital investments or borrowed funds to meet cash flow projections and carry forward our business objectives. There can be no guarantee or assurance that we can raise adequate capital from outside sources to fund the proposed business. Failure to secure additional financing would result in business failure and a complete loss of any investment made into the Company.

Our ability to continue as a going concern in the next 12 months depends on our ability to obtain sources of capital to fund our continuing operations and to fund our operations in the beverage industry. As of March 31, 2020, our remaining cash balance is not sufficient to cover our current liabilities, obligations and working capital needs for the balance of 2020. We will continue to rely on loans from management and/or affiliated shareholders or we may raise additional capital through an interim financing to meet our general cash flow requirements until such time as we are able to complete the acquisition of an operating company.

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

None

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

The demand letter further stated that as a result of such breaches and the default remedy provisions of the Note set forth therein at pages 20 and 21 thereof, as of April 25, 2019, the Company, owed Auctus at least $490,767 calculated as follows:

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

Date: May 19, 2020

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