Form 10-Q
period 2020-06-30
SPIRITS TIME INTERNATIONAL, INC.
filed 2020-08-14
CIK 1434737

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

(Mark One)

☑ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended

June 30, 2020.

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

Yes ☒ No☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. The number of shares outstanding of the issuer’s common stock, $0.001 par value (the only class of voting stock), was 7,361,005 on August 13, 2020.

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

Item 1. – Financial Statements

As used herein, the terms “Spirits Time,” “we,” “our,” and “us” refer to Spirits Time International, Inc., a Nevada corporation, unless otherwise indicated. The unaudited financial statements of the registrant for the six months ended June 30, 2020 and 2019 follow. The condensed financial statements reflect all adjustments that are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.  All such adjustments are of a normal and recurring nature.

  SPIRITS TIME INTERNATIONAL, INC.

June 30, 2020

INDEX TO FINANCIAL STATEMENTS

(Unaudited)

SPIRITS TIME INTERNATIONAL, INC.
Balance Sheets
(Unaudited)

ASSETS

	June 30,	December 31,
	2020	2019

CURRENT ASSETS
Cash and cash equivalents	$ 279	$ 163
Inventory	80,404	80,404
Total Current Assets	80,683	80,567
OTHER ASSETS
Intangible assets	275,000	275,000
TOTAL ASSETS	$ 355,683	$ 355,567

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable	$ 122,050	$ 112,600
Accrued interest	78,272	34,639
Accrued interest - related parties	65,079	52,532
Loans payable - related parties	166,813	145,413
Convertible notes payable - related parties	55,000	55,000
Convertible note payable	290,000	290,000
Notes payable	45,000	40,000
Total Current Liabilities	822,214	730,184
TOTAL LIABILITIES	822,214	730,184

COMMITMENTS AND CONTINGENCIES (NOTE 8)	-	-

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $0.001 par value; 20,000,000 shares authorized
Preferred stock designated, Series D, $0.001 par value, 50,000 shares authorized, 5,000 and 0 shares issued and
outstanding, respectively	5	5
Common stock, $0.001 par value; 140,000,000 shares
authorized, 7,361,005 shares issued and outstanding	7,361	7,361
Additional paid-in capital	942,050	942,050
Accumulated deficit	(1,415,947)	(1,324,033)
Total Stockholders' Equity (Deficit)	(466,531)	(374,617)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$ 355,683	$ 355,567

The accompanying notes are an integral part of these unaudited financial statements.

SPIRITS TIME INTERNATIONAL, INC.
Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019

NET REVENUES	$ -	$ -	$ -	$ -

OPERATING EXPENSES
Professional fees	18,727	45,092	32,074	68,181
Selling, general and administrative	1,802	4,491	3,659	17,385
Total Operating Expenses	20,529	49,583	35,733	85,566
LOSS FROM OPERATIONS	(20,529)	(49,583)	(35,733)	(85,566)

OTHER INCOME (EXPENSES)
Interest expense	(25,144)	(20,847)	(56,181)	(41,527)
Total Other Income (Expenses)	(25,144)	(20,847)	(56,181)	(41,527)
LOSS BEFORE INCOME TAXES	(45,673)	(70,430)	(91,914)	(127,093)

PROVISION FOR INCOME TAXES	-	-	-	-
NET LOSS	$ (45,673)	$ (70,430)	$ (91,914)	$ (127,093)
NET LOSS PER SHARE - BASIC AND DILUTED	$ (0.01)	$ (0.01)	$ (0.01)	$ (0.02)
WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING - BASIC AND DILUTED	7,361,005	7,281,005	7,361,005	7,281,005

The accompanying notes are an integral part of these unaudited financial statements.

SPIRITS TIME INTERNATIONAL, INC.
Statements of Stockholders' Equity (Deficit)
(Unaudited)

	Six Months Ended June 30, 2020
					Additional		Total
	Preferred Stock		Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)

Balance, December 31, 2019	5,000	$ 5	7,361,005	$ 7,361	$ 942,050	$ (1,324,033)	$ (374,617)
Net loss for the three months ended
March 31, 2020	-	-	-	-	-	(46,241)	(46,241)
Balance, March 31, 2020	5,000	5	7,361,005	7,361	942,050	(1,370,274)	(420,858)
Net loss for the three months ended
June 30, 2020	-	-	-	-	-	(45,673)	(45,673)
Balance, June 30, 2020	5,000	$ 5	7,361,005	$ 7,361	$ 942,050	$ (1,415,947)	$ (466,531)

	Six Months Ended June 30, 2019
					Additional		Total
	Preferred Stock		Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance, December 31, 2018	-	$ -	7,281,005	$ 7,281	$ 684,537	$ (1,028,638)	$ (336,820)
Amortization of debt premium	-	-	-	-	74,999	-	74,999
Net loss for the three months ended
March 31, 2019	-	-	-	-	-	(56,663)	(56,663)
Balance, March 31, 2019	-	-	7,281,005	7,281	759,536	(1,085,301)	(318,484)
Amortization of debt premium	-	-	-	-	75,000	-	75,000
Net loss for the three months ended
June 30, 2019	-	-	-	-	-	(70,430)	(70,430)
Balance, June 30, 2019	-	$ -	7,281,005	$ 7,281	$ 834,536	$ (1,155,731)	$ (313,914)

The accompanying notes are an integral part of these unaudited financial statements.

SPIRITS TIME INTERNATIONAL, INC.
Statements of Cash Flows
(Unaudited)

	For the Six Months Ended
	June 30,
	2020	2019

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$ (91,914)	$ (127,093)
Adjustments to reconcile net loss to net cash
used by operating activities:
Amortization of debt discount	-	11,875
Changes in operating assets and liabilities:
Accounts payable and accrued interest	53,083	25,913
Accrued interest - related parties	12,547	5,956

Net Cash Used by Operating Activities	(26,284)	(83,349)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from notes payable	5,000	-
Proceeds from loans payable - related parties	21,400	3,000

Net Cash Provided by Financing Activities	26,400	3,000

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	116	(80,349)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	163	121,739

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$ 279	$ 41,390

SUPPLEMENTAL DISCLOSURES:

Cash paid for interest	$ -	$ 15,683
Cash paid for income taxes	$ -	$ -

Non-cash investing and financing activities:
Amortization to additional paid-in capital of premium on
convertible note payable	$ -	$ 149,999

The accompanying notes are an integral part of these unaudited financial statements.

SPIRITS TIME INTERNATIONAL, INC.

Notes to the Financial Statements

June 30, 2020

(Unaudited)

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial statements at June 30, 2020 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2019 audited financial statements.  The results of operations for the period ended June 30, 2020 are not necessarily indicative of the operating results for the full year.

Loss Per Share - The computations of basic loss per share of common stock are based on the weighted average number of shares outstanding at the date of the financial statements. During the six months ended June 30, 2020 and 2019, the Company had warrants outstanding that are exercisable into 42,857 shares of common stock, and convertible debt outstanding that is convertible into 219,383 shares of common stock.  The common stock issuable from the warrants and convertible debt was not included, as it would be anti-dilutive due to continuing losses.

Six Months Ended	Loss (Numerator)	Shares (Denominator)	Per Share Amount
June 30, 2020	$ (91,914)	7,361,005	$ (0.01)
June 30, 2019	$ (127,093)	7,281,005	$ (0.02)

Inventory - Inventory consists of bottled tequila acquired in the acquisition of the Tequila Alebrijes products and intangibles and is held by a third-party tequila production warehouse in Tequila Jalisco, Mexico. Inventory is stated at lower of cost or net realizable value, with cost being determined on the first-in, first-out (“FIFO”) method. As of June 30, 2020 and December 31, 2019, the Company had finished goods bottled tequila inventory on-hand totaling $80,404 and $80,404, respectively. The Company has determined that no reserve for obsolete or slow-moving inventory is necessary as of June 30, 2020 or December 31, 2019.

NOTE 2 – INTANGIBLE ASSETS

The Company has determined that no impairment of intangible assets is necessary as of June 30, 2020 or December 31, 2019.

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

SPIRITS TIME INTERNATIONAL, INC.

Notes to the Financial Statements

June 30, 2020

(Unaudited)

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

NOTE 4 – RELATED PARTY LOANS AND OTHER TRANSACTIONS

During the six months ended June 30, 2020 and 2019, the Company received loans in the amount of $21,400 and $3,000, respectively, from related parties of the Company.  These loans accrue interest at the rate of 12% per annum, are due on demand and are not convertible into common stock of the Company.  The balances due on non-convertible loans payable to related parties were principal of $166,813 and $145,413 plus accrued interest of $33,716 and $24,451 as of June 30, 2020 and December 31, 2019, respectively.

Beginning August 2017, the Company entered into an oral agreement to pay the Company’s sole director $500 per month as payment for use of his personal residence as the Company’s office and mailing address.  The Company has recorded rent expense of $3,000 during the six months ended June 30, 2020 and 2019 which is included in the selling, general and administrative expenses on the statements of operations.

On October 29, 2018, we entered into a non-exclusive Brand Management Agreement (“Brand Management Agreement”) with CapCity Beverage, LLC (“CCB”) for the brand Tequila Alebrijes (“Brand”).  CCB is a wholly-owned subsidiary of HBI, which currently owns approximately 44% of our common stock.  A copy of the Brand Management Agreement was attached as an Exhibit to a Form 8-K filed by the Company with the SEC on November 1, 2018.  See Note 7 for details.

In March 2014, the Company issued a $40,000 convertible promissory note to the sole officer and director of the Company and a $15,000 convertible promissory note to another affiliated shareholder (the “Convertible Notes”). The Convertible Notes had a term of one year expiring March 2015, and are now payable on demand, and accrue interest at the rate of 12% per annum. The holders of the Convertible Notes, may, at their option, convert all or any portion of the outstanding principal balance of, and all accrued interest on the Convertible Notes into shares of the Company’s common stock, par value $0.001 per share, at a conversion rate of $1.00 per share.  During the year ended December 31, 2019, $10,000 of accrued interest was converted into 5,000 shares of Preferred Stock valued at $228, resulting in a $9,772 gain being recorded as forgiveness of related party debt in additional paid-in capital (Note 8).  No principal or interest has been paid on these Notes.  As of June 30, 2020 and December 31, 2019, the balance due to these related parties for these Notes was principal of $55,000 and $55,000, respectively, and accrued interest of $31,363 and $28,081, respectively.

SPIRITS TIME INTERNATIONAL, INC.

Notes to the Financial Statements

June 30, 2020

(Unaudited)

Convertible notes and loans payable – related parties consisted of the following:

	June 30, 2020	December 31, 2019
Loans payable to related parties, interest at 12% per annum, due on demand	166,813	145,413
Convertible notes payable to related parties, interest at 12% per annum, due on March 7, 2015 (in default), convertible into common stock at $1.00 per share	55,000	55,000
Total Convertible Notes and Loans Payable – Related Parties	221,813	200,413
Less: Current Portion	(221,813)	(200,413)
Long-Term Convertible Notes and Loans Payable – Related Parties	$ -	$ -

Accrued interest on the convertible notes and loans payable, related parties was $65,079 and $52,532 at June 30, 2020 and December 31, 2019, respectively.  The Company did not record beneficial conversion feature elements on the related party convertible debt due to the conversion rate of $1.00 per share being greater than the fair market value of the underlying shares on the date of issuance.

NOTE 5 – CONVERTIBLE PROMISSORY NOTES / NON-RELATED PARTIES

The Company has a collateralized convertible debt obligation with Auctus Fund, LLC, an unaffiliated entity, outstanding at June 30, 2020 and December 31, 2019 as follows:

Note (A)	Principal(1)	Less Debt Discount	Plus Premium	Net Note Balance	Accrued Interest

June 30, 2020	$ 290,000	$ -	$ -	$ 290,000	$ 72,180
December 31, 2019	$ 290,000	$ -	$ -	$ 290,000	$ 31,023

(1)Collateralized by the Company’s assets, including accounts receivable, cash and equivalents, inventory, property, equipment, intangibles.  At June 30, 2020 and December 31, 2019, the Company’s assets consisted of cash and equivalents of $279 and $163, respectively, inventory of $80,404, and intangible assets of $275,000, for total carrying value of $355,683 and $355,567, respectively.

(A)On September 24, 2018 (the “Date of Issuance”) the Company issued a convertible promissory note (the “Note”) with a face value of $300,000, maturing on September 24, 2019, and a stated interest of 10% to a third-party investor. The note is convertible at any time after 1 month of the funding of the note into a variable number of the Company's common stock, based on a conversion rate of 50% of the lowest trading price for the 25 days prior to conversion. The note was funded on September 28, 2018, when the Company received proceeds of $276,250, after disbursements for the lender's transaction costs, fees and expenses which in aggregate resulted in a total discount of $23,750 to be amortized to interest expense over the life of the note. Additionally, the note’s variable conversion rate component requires that the note be valued at its stock redemption value (i.e., “if-converted” value) pursuant to ASC 480, Distinguishing Liabilities from Equity, with the excess over the note’s undiscounted face value being deemed a premium to be added to the principal balance and amortized to additional paid-in capital over the life of the note. As such, the Company recorded a premium on the note of $299,998 as a reduction to additional paid-in capital based on

SPIRITS TIME INTERNATIONAL, INC.

Notes to the Financial Statements

June 30, 2020

(Unaudited)

a discounted “if-converted” rate of $1.825 per share (50% of the lowest trading price during the 25 days preceding the note's issuance), which computed to 164,383 shares of 'if-converted' common stock with a redemption value of $599,998 due to $3.65 per share fair market value of the Company's stock on the note's date of issuance. Debt discount amortization is recorded as interest expense, while debt premium amortization is recorded as an increase to additional paid-in capital. During the six months ended June 30, 2019, the Company recorded discount and premium amortization of $11,875 and $149,999, respectively.  The premium and discount were fully amortized at December 31, 2019.  This note is currently in default (Note 7).

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

NOTE 6 – NOTES PAYABLE

Notes payable consisted of the following:

	June 30, 2020	December 31, 2019

Note payable to an individual, interest at 12% per annum, issued August 1, 2018 due November 15, 2018 (in default), unsecured	$ 10,000	$ 10,000

Note payable to an individual, interest at 12% per annum, issued December 31, 2018 due December 31, 2019 (in default), unsecured	30,000	30,000

Note payable to an individual, interest at 12% per annum, issued May 1, 2020 due May 1, 2021, unsecured	5,000	-

Total Notes Payable	45,000	40,000
Less: Current Portion	(45,000)	(40,000)
Long-Term Notes Payable	$ -	$ -

Accrued interest and interest expense for these Notes as of and for the year ended December 31, 2019 totaled $3,616 and $4,800, respectively.  During the year ended December 31, 2019, interest in the amount of $1,683 was paid. Accrued interest and interest expense for these Notes as of and for the six months ended June 30, 2020 totaled $6,092 and $2,476, respectively.

SPIRITS TIME INTERNATIONAL, INC.

Notes to the Financial Statements

June 30, 2020

(Unaudited)

NOTE 7 – COMMITMENTS AND CONTINGENCIES

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

Promissory Note Default

On April 25, 2019, the Company received a demand letter from Auctus Fund LLC’s (“Auctus”) legal counsel that stated, among other things, that the Company has defaulted on the Auctus Note (Note 5). The demand letter further stated that as a result of such breaches and the default remedy provisions of the Auctus Note set forth therein, as of April 25, 2019, the Company, owes Auctus at least $490,767, comprised of outstanding principal of $300,000, accrued interest of $12,178, and liquidated damages of $178,589.

We have communicated with Auctus regarding these matters and are under advisement from our legal counsel that, although we have defaulted on the Auctus Note and as such are accruing the default interest of 24% as stated within the Auctus Note, we are not otherwise in breach of the Auctus Note.  We are unable to predict whether we will be able to enter into a workable resolution with Auctus.  If not, Auctus could commence collection action against the Company and seek to foreclose on our assets and seek other remedies.  We and our legal counsel believe the likelihood of this action is remote, and therefore have not accrued for any potential damages at June 30, 2020 and December 31, 2019.

NOTE 8 – EQUITY TRANSACTIONS

Common Stock

The Company has authorized 140,000,000 shares of common stock with a par value of $0.001.  There were no common stock transactions during the six months ended June 30, 2020 or 2019, resulting in 7,361,005 common shares issued and outstanding at June 30, 2020 and December 31, 2019.

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

SPIRITS TIME INTERNATIONAL, INC.

Notes to the Financial Statements

June 30, 2020

(Unaudited)

Also, on December 10, 2019, the Company issued 5,000 shares of its Series D Preferred Stock for the conversion of related party accrued interest of $10,000.  The Series D were valued at $.046 per share by an independent, qualified valuation firm in accordance with the fair value standard set forth in ASC 820-10-35-37, “Fair Value Measurement” (the “Valuation”).  The Valuation was performed using a complex market approach and option pricing model allocation methodology, which took into account various factors and inputs to allocate a control premium due to the super-majority voting designation. The $228 total value of the 5,000 shares of Series D issued in connection with satisfaction of this related party debt resulted in the remaining $9,772 being recorded in additional paid-in capital as related party debt forgiveness (Note 4).

NOTE 9 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events from June 30, 2020 through the date the financial statements were issued and concluded there were no items that required recognition or disclosure in its financial statements.

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

Acquisition of Assets

On September 13, 2018, we entered into an Asset Purchase Agreement to purchase inventory and intangible assets from Human Brands, as described above.  As of the periods presented and date of this filing, we have no additional assets, other than a nominal amount of cash.

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

We entered into a non-exclusive brand management agreement with CapCity Beverage, LLC (“CCB”).  CCB is an affiliate of Human Brands (our significant shareholder), which has been active in developing, distributing and promoting premium spirits brands since 2012.  The brand management agreement calls for CCB to utilize its import and export licenses to bring the Tequila Alebrijes inventory into the U.S. from Mexico and also ship the product to other countries around the world.

As of June 30, 2020, the brand management agreement has not resulted in the sale of any of our product and we anticipate that we will either terminate or modify the agreement and seek other product market alternatives.

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

Three and six months ended June 30, 2020 compared to the three and six months ended June 30, 2019

For the three and six months ended June 30, 2020 and 2019, the Company had no revenue.  For the three months ended June 30, 2020, the Company incurred $18,727 of professional fees compared to $45,092 for the three months ended June 30, 2019.  For the six months ended June 30, 2020, the Company incurred $32,074 of professional fees compared to $68,181 for the six months ended June 30, 2019.  Such expenses consist primarily of legal and accounting fees, as well as annual fees required to maintain the Company’s corporate status.  The decrease is due primarily to legal and accounting fees incurred during the three and six months ended June 30, 2019 related to the Asset Acquisition.  For the three months ended June 30, 2020, the Company incurred $1,802 of selling, general and administrative expenses compared to $4,491 for the three months ended June 30, 2019.  For the six months ended June 30, 2020, the Company incurred $3,659 of selling, general and administrative expenses compared to $17,385 for the six months ended June 30, 2019.  The decrease is due primarily to marketing and travel fees incurred during the three and six months ended June 30, 2019 related to the Asset Acquisition.  For the three months ended June 30, 2020, the Company incurred $25,144 of interest expense on notes payable compared to $20,847 for the three months ended June 30, 2019.  For the six months ended June 30, 2020, the Company incurred $56,181 of interest expense on notes payable compared to $41,527 for the six months ended June 30, 2019.

As a result of the foregoing, the Company incurred a loss of $45,673 and $70,430, respectively, for the three months ended June 30, 2020 and 2019 and a loss of $91,914 and $127,093, respectively, for the six months ended June 30, 2020 and 2019.

Liquidity

As of June 30, 2020, the Company had $279 of cash and negative working capital of $741,531.  This compares with cash of $163 and negative working capital of $649,617 as of December 31, 2019.

For the six months ended June 30, 2020, the Company used cash of $26,284 in operations consisting of the loss of $91,914 which was offset by changes in accounts payable and accrued interest of $53,083 and changes in accrued interest due to related parties of $12,547.  This compares with $83,349 used in operations for the six months ended June 30, 2019 consisting of the loss of $127,093 which was offset by the amortization of debt discounts of $11,875, changes in accounts payable and accrued interest of $25,913 and changes in accrued interest due to related parties of $5,956.

There were no investing activities during the six months ended June 30, 2020 and 2019.

For the six months ended June 30, 2020, financing activities provided $26,400 which consisted of proceeds from notes payable of $5,000 and proceeds from loans payable to related parties of $21,400.  This compares with $3,000 provided by financing activities for the six months ended June 30, 2019 consisting of proceeds from loans payable to related parties.

As a result of the foregoing, there was an increase in cash of $116 for the six months ended June 30, 2020 from the cash on hand as of December 31, 2019.

From the date of inception (October 18, 2005) to June 30, 2020, the Company has recorded an accumulated deficit of $1,415,947, most of which were expenses relating to the initial development of the Company and maintaining reporting company status with the SEC over the past 10 years.  In order to survive as a going concern, the Company will require additional capital investments or borrowed funds to meet cash flow projections and carry forward our business objectives. There can be no guarantee or assurance that we can raise adequate capital from outside sources to fund the proposed business. Failure to secure additional financing would result in business failure and a complete loss of any investment made into the Company.

Our ability to continue as a going concern in the next 12 months depends on our ability to obtain sources of capital to fund our continuing operations and to fund our operations in the beverage industry. As of June 30, 2020, our remaining cash balance is not sufficient to cover our current liabilities, obligations and working capital needs for the balance of 2020. We will continue to rely on loans from management and/or affiliated shareholders or we may raise additional capital through an interim financing to meet our general cash flow requirements until such time as we are able to complete the acquisition of an operating company.

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

Date: August 14, 2020Spirits Time International, Inc.

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