Form 10-K
period 2020-12-31
SPIRITS TIME INTERNATIONAL, INC.
filed 2021-04-15
CIK 1434737

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

________________

FORM 10-K

☑ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2020

Commission File Number:  333-151300

_______________________________

SPIRITS TIME INTERNATIONAL, INC.

(Exact name of registrant as specified in its charter)

NV	20-3455830
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1661 Lakeview Circle

Ogden, Utah 84403

(Address of principal executive offices, including zip code)

(801) 399-3632

(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in 405 of the Securities Act.    Yes o    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.

   Yes o    No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒    No o

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒    No o

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    o

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer o	Accelerated filer o

Non-accelerated filer ☒	Smaller Reporting Company ☒ Emerging growth company ☐

      If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   o

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐   No ☒

As of June 30, 2020, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the outstanding shares of the registrant's common stock held by non-affiliates was 1,807,750, based upon a closing price of $1.65 per common share.

As of April 14, 2021, the Registrant had outstanding 7,361,005 shares of Common Stock with a par value of $0.001 per share.

DOCUMENTS INCORPORATED BY REFERENCE

    List hereunder the following documents if incorporated by reference and the part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated:  (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933.  The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 31, 2020).

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

As of the date of this report, the brand management agreement has not resulted in the sale of any of our product. The brand management agreement expired in October 2020 and has not been extended or renewed as of the date of this report. We anticipate that we will modify the agreement if we pursue renewal, and will seek other product market alternatives.

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

Our planned operating strategy

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

(2)Qualify for Our Own Licenses and Permits. Initially we are relying on “Brand Management Agreements” with companies that already have distributions channels and have import and export licenses and permits. In addition, we will be contracting with US domestic distributors that have permits and licenses in a large number of key states for spirits sales. In addition, our Brand Management companies will have the logistical capability to store, ship and comply with all state and federal regulations and accounting requirements.  The Brand Manager will also be responsible for collecting and reporting on all taxes, customs compliance and shipping regulations. Our Brand Manager for our Tequila Alebrijes brand is CCB.  The CCB Brand Management Agreement, which expired in October 2020, is further discussed below.

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

The brand management agreement with CCB expired in October 2020 and has not been extended or renewed as of the date of this report. We anticipate that we will modify the agreement if we pursue renewal. We are discussing potential product distribution relationships with other participants in the beverage distribution industry.

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

The Brand Management Agreement was for a term of two (2) years. The Brand Management Agreement expired in October 2020 and has not been extended or renewed as of the date of this report. We anticipate that we will modify the agreement if we pursue renewal, and will seek other product market alternatives. CCB is an affiliate of Human Brands.

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

In October 2018 we entered into a non-exclusive Brand Management Agreement with CapCity Beverage, LLC which is a wholly-owned subsidiary of Human Brands. The Brand Management Agreement expired in October 2020 and has not been extended or renewed as of the date of this report.

Employees

As of the date of this report, we have no employees. Subject to adequate financing and business needs we will retain employees, third party consultants, agents and other service providers on an as needed basis.

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

The Company’s common stock is included on the OTC Pink Marketplace under the symbol “SRSG.”  On March 26, 2021, the published closing price was $1.19 for the Company’s common stock on the OTC Pink Marketplace.

At December 31, 2020, there were approximately 40 holders of record of the Company’s common stock, as reported by the Company’s transfer agent.  In computing the number of holders of record, each broker-dealer and clearing corporation holding shares on behalf of its customers is counted as a single stockholder.

The following represents trading ranges per quarter.

Quarter Ending3/31/2019High   $2.84 Low $2.60

Quarter Ending 6/30/2019  High   $ NA  Low $ NA

Quarter Ending 9/30/2019High   $ NA  Low $ NA

Quarter Ending 12/31/2019High   $2.35 Low $ 1.65

Quarter Ending3/31/2020High   $ NA  Low $ NA

Quarter Ending 6/30/2020  High   $ NA  Low $ NA

Quarter Ending 9/30/2020High   $1.40  Low $1.37

Quarter Ending 12/31/2020High   $ NA  Low $ NA

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

Issuer Purchases of Equity Securities

We have not adopted a stock repurchase plan and we did not purchase any shares of our equity securities during the 2020 fiscal year.

ITEM 6	SELECTED FINANCIAL DATA.

Not Applicable.  The Company is a “smaller reporting company.”

ITEM 7	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion is intended to assist in the understanding and assessment of significant changes and trends related to the results of operations and financial condition of Spirits Time International, Inc. for the years ended December 31, 2020 and 2019.

The Report of Independent Registered Public Accounting Firm on the Company’s 2020 audited financial statements addresses an uncertainty about the Company’s ability to continue as a going concern, indicating that the Company has incurred losses since its inception and has no on-going operations.  The report further indicates that these factors raise substantial doubt about the Company’s ability to continue as a going concern.  At December 31, 2020, the Company had a working capital deficit of $814,238 and a stockholders’ deficit of $539,238.  The Company incurred net losses of $164,621 and $295,395 for its fiscal years ended December 31, 2020 and 2019, respectively.  Our primary creditor has claimed a default under the Promissory Note we issued to such creditor.  The Company has not entered into any agreements or arrangements for the provision of additional debt or equity financing and there can be no assurance that it will be able to obtain the additional debt or equity capital required to continue its operations.

Critical Accounting Policies

The preparation of our financial statements and notes thereto requires management to make estimates and assumptions that affect the amounts and disclosures reported within those financial statements. On an ongoing basis, management evaluates its estimates, including those related to revenue recognition, contingencies, litigation and income taxes. Management bases its estimates and judgments on historical experiences and on various other factors believed to be reasonable under the circumstances. Actual results under circumstances and conditions different than those assumed could result in differences from the estimated amounts in the financial statements. There have been no material changes to these policies during fiscal 2020 and 2019.  As of December 31, 2020, the Company has not identified any critical estimates that are used in the preparation of the financial statements.

Liquidity and Capital Resources. As of December 31, 2020, we had cash of $342 and a negative working capital of $814,238.  This compares with cash of $163 and negative working capital of $649,617 as of December 31, 2019.

Net cash used by operating activities totaled $40,371 for the year-ended December 31, 2020 consisting of a loss from operations of $164,621 which was offset by a change in accounts payable and accrued expenses of $97,901 and a change in accrued interest – related parties of $26,349.  This compares with net cash used by operating activities totaled $103,761 for the year-ended December 31, 2019 consisting of a loss from operations of $295,395 which was offset by stock-based compensation of $15,000, amortization of debt discount of $17,812, loss on impairment of prepaid inventory of $69,530, a change in inventory of $66, a change in accounts payable and accrued expenses of $78,287 and a change in accrued interest – related parties of $10,939.

There were no investing activities for the years ended December 31, 2020 and 2019.

Net cash provided by financing activities totaled $40,550 for the year-ended December 31, 2020 consisting of proceeds from loans payable - related parties of $35,550 and proceeds from notes payable of $5,000.  This compares with net cash used by financing activities totaled $17,815 for the year-ended December 31, 2019 consisting of proceeds from loans payable - related parties of $9,750, payments on loans payable – related parties of $17,565 and payments on notes payable of $10,000.

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

Results of Operations. We did not have revenue for either the year-ended December 31, 2020 or 2019.  For the year-ended December 31, 2020, we incurred professional fees of $47,740.  For the year-ended December 31, 2019, we incurred professional fees of $111,654, which includes stock-based compensation of $15,000.  The decrease in professional fees is mainly the result of legal and accounting fees incurred during the year ended December 31, 2019 associated with the Asset Acquisition described in ITEM 1 above and the convertible promissory note described in the Notes to the Financial Statements below.  For the year-ended December 31, 2020, we incurred $9,096 of administrative expenses compared to $26,199 for the year-ended December 31, 2019.  The decrease in administrative expenses is due primarily to significant marketing and travel fees incurred during the year ended December 31, 2019 related to the Asset Acquisition.  For the year-ended December 31, 2020 we incurred interest expense of $107,785.    For the year-ended December 31, 2019 we recorded an impairment loss on prepaid inventory of $69,530 and we incurred interest expense of $88,012 which includes the amortization of debt discount of $17,812.

As a result of the foregoing, we incurred a loss of $164,621 for the year-ended December 31, 2020 compared to a loss of $295,395 for the year-ended December 31, 2019. Since incorporation we have incurred a loss of $1,488,654.

Off-Balance Sheet Arrangements. None

Contractual Obligations.  None

Recent Accounting Pronouncements

We have reviewed accounting pronouncements issued during the past two years and have adopted any that are applicable to our company.  We have determined that none had a material impact on our financial position, results of operations, or cash flows for the years ended December 31, 2020 and 2019.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2020, these disclosure controls and procedures were ineffective to ensure that all information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rule and forms; and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting.  Based on our evaluation, management concluded that our internal control over financial reporting was ineffective for both of our fiscal years ended December 31, 2020 and December 31, 2019.  A material weakness in internal control over financial reporting is defined by the Public Company Accounting Oversight Board’s Audit Standard No. 5 as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis.  A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of our financial reporting.  Management has determined that our lack of segregation of duties constitutes a material weakness, as our sole officer, director, and employee is the same person.  Due to the size and operations of the Company, we are unable to remediate this deficiency until we acquire or merge with another company, or have sufficient resources to hire additional personnel.

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

Changes in Internal Controls

There have been no changes in our internal control over financial reporting that occurred during our fiscal year ended December 31, 2020 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

ITEM 9B	OTHER INFORMATION.

NONE

PART III

ITEM 10	DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Spirits Time International, Inc.’s executive officer and director and his respective age as of December 31, 2020 are as follows:

Directors:

Name of Director	Age
Mark A. Scharmann	62

Executive Officers:

Name of Director	Age
Mark A. Scharmann	62

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

ITEM 11	EXECUTIVE COMPENSATION.

Summary Compensation Table

	Annual Compensation				Long-Term Compensation
Name and Principal Position	Year	Salary ($)	Bonus	Other Annual Compensation ($)	Restricted Stock Awards ($)	Securities Underlying Options (#)	LTIP Payouts ($)	All Other Compensation ($)

Mark A. Scharmann	2019	-	-	-	-	-	-	-
Officer and Director	2020	-	-	-	-	-	-	-

There has been no cash payment paid to the executive officer for services rendered in all capacities to us for the periods ended December 31, 2020 and 2019. There has been no compensation awarded to, earned by, or paid to the executive officer by any person for services rendered in all capacities to us for the fiscal periods ended December 31, 2020 and 2019.  No compensation is anticipated within the next six months to any officer or director of the Company.

Stock Option Grants

We did not grant any stock options to the executive officer during the most recent fiscal period ended December 31, 2020.  We have also not granted any stock options to the executive officer of the Company.

ITEM 12	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

 The following table provides the name of each person or entity known to Spirits Time International, Inc. to own more than 5% of the outstanding common stock as of December 31, 2020, and by the Officers and Directors, individually and as a group. Except as otherwise indicated, all shares are owned directly.

Title Of Class	Name and Title of Beneficial Owner of Shares	Amount of Beneficial Ownership	%

Common	Mark A. Scharmann, President and Director	3,061,553	41.59%
Common	Human Brands International, Inc.	3,203,846	43.52%
	All Directors and Officers as a group	3,061,553	41.59%

The percent of class is based on 7,361,005 shares of common stock issued and outstanding as of December 31, 2020.

ITEM 13	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

During the year ended December 31, 2020, related parties of the Company loaned a total of $35,550 to the Company in order to pay for expenses and continue the reporting requirements with the Securities and Exchange Commission.  The balance due to these related parties was $235,963 plus accrued interest of $78,881 as of December 31, 2020.

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

ITEM 14	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The amounts paid to our independent auditing firm for each of the past two calendar years are as follows:

 2020 2019

Auditing                         $13,500$14,500

Audit-related services        -           -

Tax services                                -                            -

Other services[2]____ -____         _____-___

 Total                               $13,500$14,500

PART IV

ITEM 15	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.
(a)	The following documents have been filed as a part of this Annual Report on Form 10-K.

1.	Financial Statements
Page
Report of Independent Registered Public Accounting Firm	F-1
Balance Sheets	F-3
Statements of Operations	F-4
Statements of Stockholders' Equity (Deficit)	F-5
Statements of Cash Flows	F-6
Notes to Financial Statements	F-7-13

2.	Financial Statement Schedules.

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

Date: April 15, 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Spirits Time International, Inc.

Ogden, UT

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Spirits Time International, Inc. (the Company) as of December 31, 2020 and 2019, and the related statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Consideration of the Company's Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered recurring losses since inception, has a working capital deficit, and has not achieved profitable operations, which raise substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are described in Note 5. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Going Concern – Disclosure

The financial statements of the Company are prepared on a going concern basis, which assumes that the Company will continue in operation for the foreseeable future and, accordingly, will be able to realize its assets and discharge its liabilities in the normal course of operations. As noted in “Going Concern Considerations” above, the Company has a history of recurring net losses, a significant accumulated deficit and currently has net working capital deficit. The Company has contractual obligations such as commitments for repayments of accounts and notes payable and accrued interest (collectively “obligations”). Currently management’s forecasts and related assumptions illustrate their ability to meet the obligations through management of expenditures, obtaining additional financing through loans from related and unrelated parties, and private placements of capital stock for additional funding to meet its operating needs. Should there be constraints on the ability to access financing through stock issuances, the Company will continue to manage cash outflows and meet the obligations through related and unrelated party loans.

We identified management’s assessment of the Company’s ability to continue as a going concern as a critical audit matter. Management made judgments to conclude that it is probable that the Company’s plans will be effectively implemented and will provide the necessary cash flows to fund the Company’s obligations as they become due. Specifically, the judgments with the highest degree of impact and subjectivity in determining it is probable that the Company’s plans will be effectively implemented include its ability to manage expenditures, its access funding from the capital market, and obtain loans from related and unrelated parties. Auditing the judgments made by management required a high degree of auditor judgment and an increased extent of audit effort.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the financial statements. These procedures included the following, among others: (i) evaluating the probability that the Company will be able to access funding from the capital market; (ii) evaluating the probability that the Company will be able to manage expenditures, and (iii) evaluating the probability that the Company will be able to obtain loans from related and unrelated parties.

/s/ Pinnacle Accountancy Group of Utah

We have served as the Company’s auditor since 2018.

Pinnacle Accountancy Group of Utah

(a dba of Heaton & Co., PLLC)

Farmington, Utah

April 14, 2021

SPIRITS TIME INTERNATIONAL, INC.
Balance Sheets

ASSETS

	December 31,	December 31,
	2020	2019

CURRENT ASSETS

Cash and cash equivalents	$ 342	$ 163
Inventory	80,404	80,404

Total Current Assets	80,746	80,567

OTHER ASSETS

Intangible assets	275,000	275,000

TOTAL ASSETS	$ 355,746	$ 355,567

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable	$ 129,066	$ 112,600
Accrued interest	116,074	34,639
Accrued interest - related parties	78,881	52,532
Loans payable - related parties	180,963	145,413
Convertible notes payable - related parties	55,000	55,000
Convertible note payable	290,000	290,000
Notes payable	45,000	40,000

Total Current Liabilities	894,984	730,184

TOTAL LIABILITIES	894,984	730,184

COMMITMENTS AND CONTINGENCIES (NOTE 10)	-	-

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock, $0.001 par value; 20,000,000 shares authorized Preferred stock designated, Series D, $0.001 par value, 50,000 shares authorized, 5,000 shares issued and outstanding	5	5
Common stock, $0.001 par value; 140,000,000 shares authorized, 7,361,005 shares issued and outstanding	7,361	7,361
Additional paid-in capital	942,050	942,050
Accumulated deficit	(1,488,654)	(1,324,033)

Total Stockholders' Equity (Deficit)	(539,238)	(374,617)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$ 355,746	$ 355,567

SPIRITS TIME INTERNATIONAL, INC.
Statements of Operations

	For the Years Ended
	December 31,
	2020	2019

NET REVENUES	$ -	$ -

OPERATING EXPENSES

Professional fees	47,740	111,654
Selling, general and administrative	9,096	26,199

Total Operating Expenses	56,836	137,853

LOSS FROM OPERATIONS	(56,836)	(137,853)

OTHER INCOME (EXPENSES)

Impairment loss on prepaid inventory	-	(69,530)
Interest expense	(107,785)	(88,012)

Total Other Income (Expenses)	(107,785)	(157,542)

LOSS BEFORE INCOME TAXES	(164,621)	(295,395)

PROVISION FOR INCOME TAXES	-	-

NET LOSS	$ (164,621)	$ (295,395)

NET LOSS PER SHARE - BASIC AND DILUTED	$ (0.02)	$ (0.04)

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING - BASIC AND DILUTED	7,361,005	7,301,279

The accompanying notes are an integral part of these audited financial statements.

SPIRITS TIME INTERNATIONAL, INC.
Statements of Stockholders' Equity (Deficit)
For the Period January 1, 2019 through December 31, 2020

					Additional		Total
	Preferred Stock		Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)

Balance, January 1, 2019	-	-	7,281,005	7,281	684,537	(1,028,638)	(336,820)

Common stock issued for services	-	-	50,000	50	14,950	-	15,000

Amortization of debt premium	-	-	-	-	219,998	-	219,998

Common stock issued for conversion of debt	-	-	30,000	30	12,570	-	12,600

Preferred stock issued for conversion
of related party debt	5,000	5	-	-	223	-	228

Forgiveness of related party debt	-	-	-	-	9,772	-	9,772

Net loss for the year ended
December 31, 2019	-	-	-	-	-	(295,395)	(295,395)

Balance, December 31, 2019	5,000	5	7,361,005	7,361	942,050	(1,324,033)	(374,617)

Net loss for the year ended
December 31, 2020	-	-	-	-	-	(164,621)	(164,621)

Balance, December 31, 2020	5,000	$ 5	7,361,005	$ 7,361	$ 942,050	$ (1,488,654)	$ (539,238)

The accompanying notes are an integral part of these audited financial statements.

SPIRITS TIME INTERNATIONAL, INC.
Statements of Cash Flows

	For the Years Ended
	December 31,
	2020	2019

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$ (164,621)	$ (295,395)
Adjustments to reconcile net loss to net cash
used by operating activities:
Stock based compensation	-	15,000
Amortization of debt discount	-	17,812
Impairment loss on prepaid inventory	-	69,530
Changes in operating assets and liabilities:
Inventory	-	66
Accounts payable and accrued interest	97,901	78,287
Accrued interest - related parties	26,349	10,939

Net Cash Used by Operating Activities	(40,371)	(103,761)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from notes payable	5,000	-
Payments on notes payable	-	(10,000)
Payments on loans payable - related parties	-	(17,565)
Proceeds from loans payable - related parties	35,550	9,750

Net Cash Provided (Used) by Financing Activities	40,550	(17,815)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	179	(121,576)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	163	121,739

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$ 342	$ 163

SUPPLEMENTAL DISCLOSURES:

Cash paid for interest	$ -	$ 30,619
Cash paid for income taxes	$ -	$ -

Non-cash investing and financing activities:
Amortization to additional paid-in capital of premium on
convertible note payable	$ -	$ 219,998
Common stock issued for the conversion of debt	$ -	$ 12,600
Preferred stock issued for the conversion of related party debt	$ -	$ 228
Forgiveness of related party debt	$ -	$ 9,772

The accompanying notes are an integral part of these audited financial statements.

SPIRITS TIME INTERNATIONAL, INC.

Notes to the Financial Statements

December 31, 2020 and 2019

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

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Loss Per Share - The computations of basic loss per share of common stock are based on the weighted average number of shares outstanding during the periods presented. At December 31, 2020 and 2019, the Company had warrants outstanding that are exercisable into 42,857 shares of common stock, and convertible debt outstanding that is convertible into 219,383 shares of common stock.  The common stock issuable from the warrants and convertible debt was not included, as it would be anti-dilutive due to continuing losses.

Year Ended	Loss (Numerator)	Shares (Denominator)	Per Share Amount
December 31, 2020	$ (164,621)	7,361,005	$ (0.02)
December 31, 2019	$ (295,395)	7,301,279	$ (0.04)

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

Fair Value of Financial Instruments - The Company follows FASB ASC 820-10-50, “Fair Value Measurements.”  This guidance defines fair value, establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosure requirements for fair value measures.  The three levels are defined as follows:

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

Recently-Issued Pronouncements - We have reviewed accounting pronouncements issued during the past two years and have adopted any that are applicable to our company.  We have determined that none had a material impact on our financial position, results of operations, or cash flows for the years ended December 31, 2020 and 2019.

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

Concentration of Risk - Cash - The Company at times may maintain a cash balance in excess of insured limits. At December 31, 2020 and 2019, the Company has no cash in excess of insured limits.

Revenue Recognition - The Company will determine its revenue recognition policy in accordance with ASC 606 “Revenue from Contracts with Customers” when it commences revenue-generating operations.

SPIRITS TIME INTERNATIONAL, INC.

Notes to the Financial Statements

December 31, 2020 and 2019

Cash and Cash Equivalents - For purposes of the Statement of Cash Flows, the Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes.

Inventory - Inventory consists of bottled tequila acquired in the acquisition of the Tequila Alebrijes products and intangibles (Note 3), and is held by a third-party tequila production warehouse in Tequila Jalisco, Mexico. Inventory is stated at lower of cost or net realizable value, with cost being determined on the first-in, first-out (“FIFO”) method. As of December 31, 2020 and 2019, the Company had finished goods inventory on-hand totaling $80,404.  As of December 31, 2019, the Company had not received all the inventory acquired in the acquisition and therefore recorded an impairment loss on prepaid inventory of $69,530 due to the unlikelihood of ever receiving the inventory.

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

No impairment was noted on the Tequila Alebrijes brand name and property rights (indefinite-lived intangible assets) during the year ended December 31, 2020 (Note 3).

NOTE 3 – ACQUSITION OF ASSETS

On September 28, 2018 (the “Acquisition Date”), the Company completed an asset acquisition (the “Asset Acquisition Transaction”) with Human Brands International, Inc., a privately-held Nevada corporation ("HBI").  Pursuant to the Asset Acquisition Transaction, the Company acquired from HBI certain assets of HBI (the “Assets”) in exchange for 3,500,000 shares of common stock of the Company valued at $375,000, and $50,000 in cash, for total purchase price of $425,000 (the "Acquisition"). The Assets acquired were 12,000 bottles of Tequila Alebrijes products (the “Inventory”) and the brand name and property rights (the “Intangibles”).  Of the total $425,000 purchase price, $150,000 was allocated to the Inventory based on the tequila bottles’ invoiced fair market value on the Acquisition Date ($80,470 to finished goods inventory on hand on the Acquisition Date and $69,530 to Prepaid Inventory deliverable to the Company by HBI), with the remaining $275,000 allocated to the Intangibles.  As of December 31, 2019, the Company had not received all the inventory acquired in the acquisition and recorded an impairment on prepaid inventory of $69,530.  The Company has determined that no impairment of the other intangible assets is necessary as of December 31, 2020 or December 31, 2019, as the Company plans to commence sale and shipment of the Inventory utilizing the Tequila Alebrijes branding and property rights.

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

SPIRITS TIME INTERNATIONAL, INC.

Notes to the Financial Statements

December 31, 2020 and 2019

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

At December 31, 2020 the Company had net operating loss carryforwards of approximately $1,488,700 that may be offset against future taxable income.  No tax benefits have been reported in the financial statements, because the potential tax benefits of the net operating loss carry forwards are offset by a valuation allowance of the same amount.

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

Net deferred tax assets consist of the following components as of December 31, 2020 and 2019:

	2020	2019
Deferred tax assets:
NOL Carryover	$ 313,000	$ 278,000
Valuation allowance	(313,000)	(278,000)
Net deferred tax asset	$ -	$ -

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rates to pretax income from continuing operations for the years ended December 31, 2020 and 2019 due to the following:

	2020	2019
Current Federal Tax (21%)	$ 35,000	$ 62,000
Change in valuation allowance	(35,000)	(62,000)
	$ -	$ -

At December 31, 2020, the Company had no unrecognized tax benefits that, if recognized, would affect the effective tax rate.

The Company did not have any tax positions for which it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease within the next 12 months.

The Company includes interest and penalties arising from the underpayment of income taxes in the statements of operations in the provision for income taxes.  As of December 31, 2020 and 2019, the Company had no accrued interest or penalties related to uncertain tax positions.

The tax years that remain subject to examination by major taxing jurisdictions are those for the years ended December 31, 2020, 2019 and 2018.

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

SPIRITS TIME INTERNATIONAL, INC.

Notes to the Financial Statements

December 31, 2020 and 2019

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

NOTE 6 –RELATED PARTY LOANS AND OTHER TRANSACTIONS

During the years ended December 31, 2020 and 2019, the sole officer and director of the Company and another affiliated shareholder made loans to the Company in order to pay for expenses and continue the reporting requirements with the Securities and Exchange Commission.  These loans accrue interest at the rate of 12% per annum, are due on demand and are not convertible into common stock of the Company.

During the years ended December 31, 2020 and 2019, these related parties loaned a total of $35,550 and $9,750, respectively, to the Company.  Also, during the years ended December 31, 2020 and 2019, the loans incurred interest expense totaling $19,750 and $12,354, respectively, and interest in the amount of $-0- and $13,936, respectively, was paid.  As of December 31, 2020 and 2019, the balance due to these related parties for these loans was principal of $180,963 and $145,413, respectively, and accrued interest of $44,200 and $18,530, respectively.

Beginning August 2017, the Company entered into an oral agreement to pay the Company’s sole director $500 per month as payment for use of his personal residence as the Company’s office and mailing address.  The Company has paid and recorded rent expense of $6,000 during each of the years ended December 31, 2020 and 2019 which is included in the selling, general and administrative expenses on the statements of operations.

The Company has entered into a Brand Management Agreement as detailed in Note 10 with an entity that is a wholly-owned subsidiary of one of the Company's significant shareholders.

NOTE 7 – CONVERTIBLE PROMISSORY NOTES / RELATED AND NON-RELATED PARTIES

The Company has a collateralized convertible debt obligation with an unaffiliated entity outstanding at December 31, 2020 and 2019 as follows:

Note (A)	Principal	Less Debt Discount	Plus Premium	Net Note Balance	Accrued Interest

December 31, 2020	$ 290,000 (1)	$ -	$ -	$ 290,000	$ 107,266
December 31, 2019	$ 290,000 (1)	$ -	$ -	$ 290,000	$ 27,596

(1) Collateralized by the Company’s assets, including accounts receivable, cash and equivalents, inventory, property, equipment, intangibles.  At December 31, 2020 and 2019, the Company’s assets consisted of cash and equivalents of $342 and $163 (respectively), inventory of $80,404, and intangible assets of $275,000, for total carrying value of $355,746 and $355,567 (respectively).

(A) On September 24, 2018 (the “Date of Issuance”) the Company issued a convertible promissory note (the “Note”) with a face value of $300,000, maturing on September 24, 2019, and a stated interest of 10% to a third-party investor. The default interest rate of 24% has been in effect since the September 24, 2019 maturity date lapsed. The note is convertible at any time after 1 month of the funding of the note into a variable number of the Company's common stock, based on a conversion rate of 50% of the lowest trading price for the 25 days prior to conversion. The note was funded on September 28, 2018, whereby the Company received proceeds of $276,250, after disbursements for the lender's transaction costs, fees and expenses which in aggregate resulted in a total discount of $23,750 to be amortized to interest expense over the life of the note. Additionally, the note’s variable conversion rate component requires that the note be valued at its stock redemption value (i.e., “if-converted” value) pursuant to ASC 480, Distinguishing Liabilities from Equity, with the excess over the note’s undiscounted face value being deemed a premium to be added to the principal balance and amortized to additional paid-in capital over the life of the note. As such, the Company recorded a premium on the note of $299,998 as a reduction to additional paid-in capital based on a discounted “if-converted” rate of $1.825 per share (50% of the lowest trading price during the 25 days preceding the note's issuance), which computed to 164,383 shares of ‘if-converted’ common stock with a redemption value of $599,998 due to $3.65 per share fair market value of the Company's stock on the note's date of issuance

. Debt discount amortization is recorded as interest expense, while debt premium amortization is recorded as an increase to additional paid-in capital. During the year ended December 31, 2018, the Company recorded $80,000 of premium amortization to additional paid-in capital, and amortization of debt discount of $5,938.  During the year ended December 31, 2019, the Company recorded $219,998 of premium amortization to additional paid-in capital, and amortization of debt discount of $17,812.  This note is currently in default (Note 10).

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

In March 2014, the Company issued a $40,000 convertible promissory note to the sole officer and director of the Company and a $15,000 convertible promissory note to another affiliated shareholder (the “Convertible Notes”). The Convertible Notes had a term of one year expiring March 2015, and are now payable on demand, and accrue interest at the rate of 12% per annum. The holders of the Convertible Notes, may, at their option, convert all or any portion of the outstanding principal balance of, and all accrued interest on the Convertible Notes into shares of the Company’s common stock, par value $0.001 per share, at a conversion rate of $1.00 per share. For the years ended December 31, 2020 and 2019 additional interest accrued on these Notes in the amount of $6,600 and $6,600, respectively.  During the year ended December 31, 2019, $10,000 of accrued interest was converted into 5,000 shares of Preferred Stock valued at $228, resulting in a $9,772 gain being recorded as forgiveness of related party debt in additional paid-in capital (Note 11).  No principal or interest has been paid on these Notes.  As of December 31, 2020 and 2019, the balance due to these related parties for these Notes was principal of $55,000 and $55,000, respectively, and accrued interest of $34,681 and $28,081, respectively. (See Note 8)

NOTE 8 – CONVERTIBLE NOTES AND LOANS PAYABLE – RELATED PARTIES

Convertible notes and loans payable – related parties consisted of the following:
	December 31, 2020	December 31, 2019
Loans payable to related parties, interest at 12% per annum, due on demand	180,963	145,413
Convertible notes payable to related parties, interest at 12% per annum, due on March 7, 2015 (in default), convertible into common stock at $1.00 per share	55,000	55,000
Total Convertible Notes and Loans Payable – Related Parties	235,963	200,413
Less: Current Portion	(235,963)	(200,413)
Long-Term Convertible Notes and Loans Payable – Related Parties	$-	$-

Accrued interest on the convertible notes and loans payable, related parties was $78,881 and $52,532 at December 31, 2020 and 2019, respectively.  The Company did not record beneficial conversion feature elements on the related party convertible debt due to the conversion rate of $1.00 per share being greater than the fair market value of the underlying shares on the date of issuance.

SPIRITS TIME INTERNATIONAL, INC.

Notes to the Financial Statements

December 31, 2020 and 2019

NOTE 9 – NOTES PAYABLE

Notes payable consisted of the following:

	December 31, 2020	December 31, 2019
Note payable to an unrelated individual, interest at 12% per annum, issued August 1, 2018 due November 15, 2018 (in default), unsecured	$ 10,000	$ 10,000
Note payable to an unrelated individual, interest at 12% per annum, issued December 31, 2018 due December 31, 2019, unsecured	30,000	30,000
Note payable to an unrelated individual, interest at 12% per annum, issued May 1, 2020 due May 1, 2021, unsecured	5,000	-
Total Notes Payable	45,000	40,000
Less: Current Portion	(45,000)	(40,000)
Long-Term Notes Payable	$ -	$ -

Accrued interest and interest expense for these Notes as of and for the year ended December 31, 2020 totaled $8,808 and $5,191, respectively.  Accrued interest and interest expense for these Notes as of and for the year ended December 31, 2019 totaled $4,700 and $4,200, respectively.

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

The Brand Management Agreement was for a term of two years. The Brand Management Agreement expired in October 2020. As of the date of this report, the Brand Management Agreement has not resulted in the sale of any of the Company’s product. The Brand Management Agreement expired in October 2020 and has not been extended or renewed as of the date of this report. The Company anticipates that the agreement will be modified if the Company pursues renewal, and will seek other product market alternatives.

Promissory Note Default

On April 25, 2019, the Company received a demand letter from Auctus’s legal counsel that stated, among other things, that the Company has defaulted on the Auctus Note.  The demand letter further stated that as a result of such breaches and the default remedy provisions of the Auctus Note set forth therein, as of April 25, 2019, the Company, owed Auctus at least $490,767 calculated as follows:

Outstanding principal of $300,000 + accrued interest of $12,178 + $15,000 liquidated damages relating back to the Auctus Note issuance date for breach of Section 3.1 + 50% liquidated damages of $163,589 for default under Sections other than Section 3.2.

We have communicated with Auctus regarding these matters and are under advisement from our legal counsel that, although we have defaulted on the Auctus Note and as such are accruing the default interest of 24% as stated within the Auctus Note, we are not otherwise in breach of the Auctus Note.  We are unable to predict whether we will be able to enter into a workable resolution with Auctus.  If not, Auctus could commence collection action against the Company and seek to foreclose on our assets and seek other remedies.  We and our legal counsel believe the likelihood of this action is remote, and therefore have not accrued for any potential damages at December 31, 2020.

NOTE 11 – EQUITY TRANSACTIONS

Common Stock

The Company has authorized 140,000,000 shares of common stock with a par value of $0.001, and had 7,361,005 common shares issued and outstanding at December 31, 2020 and 2019.

SPIRITS TIME INTERNATIONAL, INC.

Notes to the Financial Statements

December 31, 2020 and 2019

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

NOTE 12 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events for the period of December 31, 2020 through the date the financial statements were issued and concluded there were no items that required recognition or disclosure in its financial statements.