Form 10-Q
period 2021-03-31
SPIRITS TIME INTERNATIONAL, INC.
filed 2021-05-24
CIK 1434737

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

(Mark One)

X .Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended

March 31, 2021.

   .Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X . No    .

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted  pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes X . No    .

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer .	Accelerated filer .

Non-accelerated filer X .	Smaller reporting company X .
Emerging growth company .

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    .

Indicate by check mark whether the registrant is a shell Company (as defined in Rule 12b-2 of the Exchange Act). Yes    .  No X .

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. The number of shares outstanding of the issuer’s common stock, $0.001 par value (the only class of voting stock), was 7,361,005 on May 24, 2021.

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

Item 1. – Financial Statements

As used herein, the terms “Spirits Time,” “we,” “our,” and “us” refer to Spirits Time International, Inc., a Nevada corporation, unless otherwise indicated. The unaudited financial statements of the registrant for the three months ended March 31, 2021 and 2020 follow. The condensed financial statements reflect all adjustments that are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.  All such adjustments are of a normal and recurring nature.

4

  SPIRITS TIME INTERNATIONAL, INC.

March 31, 2021

INDEX TO FINANCIAL STATEMENTS

(Unaudited)

F-1

SPIRITS TIME INTERNATIONAL, INC.
Condensed Balance Sheets
(Unaudited)

ASSETS

	March 31,	December 31,
	2021	2020

CURRENT ASSETS

Cash and cash equivalents	$ 2,798	$ 342
Inventory	80,404	80,404

Total Current Assets	83,202	80,746

OTHER ASSETS

Intangible assets	275,000	275,000

TOTAL ASSETS	$ 358,202	$ 355,746

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable	$ 130,889	$ 129,066
Accrued interest	134,759	116,074
Accrued interest - related parties	79,917	78,881
Loans payable - related parties	188,463	180,963
Convertible notes payable - related parties	55,000	55,000
Convertible note payable	290,000	290,000
Notes payable	55,000	45,000

Total Current Liabilities	934,028	894,984

TOTAL LIABILITIES	934,028	894,984

COMMITMENTS AND CONTINGENCIES (NOTE 8)	-	-

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock, $0.001 par value; 20,000,000 shares authorized
Preferred stock designated, Series D, $0.001 par value, 50,000 shares authorized, 5,000 shares issued and
outstanding	5	5
Common stock, $0.001 par value; 140,000,000 shares
authorized, 7,361,005 shares issued and
outstanding	7,361	7,361
Additional paid-in capital	942,050	942,050
Accumulated deficit	(1,525,242)	(1,488,654)

Total Stockholders' Equity (Deficit)	(575,826)	(539,238)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$ 358,202	$ 355,746

The accompanying notes are an integral part of these unaudited condensed financial statements.

F-1

SPIRITS TIME INTERNATIONAL, INC.
Condensed Statements of Operations
(Unaudited)

	For the Three Months Ended
	March 31,
	2021	2020

NET REVENUES	$ -	$ -

OPERATING EXPENSES

Professional fees	9,013	13,347
Selling, general and administrative	1,854	1,857

Total Operating Expenses	10,867	15,204

LOSS FROM OPERATIONS	(10,867)	(15,204)

OTHER INCOME (EXPENSES)

Interest expense	(25,721)	(31,037)

Total Other Income (Expenses)	(25,721)	(31,037)

LOSS BEFORE INCOME TAXES	(36,588)	(46,241)

PROVISION FOR INCOME TAXES	-	-

NET LOSS	$ (36,588)	$ (46,241)

NET LOSS PER SHARE - BASIC AND DILUTED	$ (0.00)	$ (0.01)

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING - BASIC AND DILUTED	7,361,005	7,361,005

The accompanying notes are an integral part of these unaudited condensed financial statements.

F-1

SPIRITS TIME INTERNATIONAL, INC.
Condensed Statements of Stockholders' Equity (Deficit)

	Three Months Ended March 31, 2021
					Additional		Total
	Preferred Stock		Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)

Balance, December 31, 2020	5,000	$ 5	7,361,005	$ 7,361	$ 942,050	$ (1,488,654)	$ (539,238)

Net loss for the three months ended
March 31, 2021	-	-	-	-	-	(36,588)	(36,588)

Balance, March 31, 2021	5,000	$ 5	7,361,005	$ 7,361	$ 942,050	$ (1,525,242)	$ (575,826)

	Three Months Ended March 31, 2020
					Additional		Total
	Preferred Stock		Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)

Balance, December 31, 2019	5,000	$ 5	7,361,005	$ 7,361	$ 942,050	$ (1,324,033)	$ (374,617)

Net loss for the three months ended
March 31, 2020	-	-	-	-	-	(46,241)	(46,241)

Balance, March 31, 2020	5,000	$ 5	7,361,005	$ 7,361	$ 942,050	$ (1,370,274)	$ (420,858)

The accompanying notes are an integral part of these unaudited condensed financial statements.

F-1

SPIRITS TIME INTERNATIONAL, INC.
Condensed Statements of Cash Flows
(Unaudited)

	For the Three Months Ended
	March 31,
	2021	2020

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$ (36,588)	$ (46,241)
Adjustments to reconcile net loss to net cash
used by operating activities:
Changes in operating assets and liabilities:
Accounts payable and accrued interest	20,508	35,319
Accrued interest - related parties	1,036	6,035

Net Cash Used by Operating Activities	(15,044)	(4,887)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from loans payable - related parties	7,500	7,300
Proceeds from notes payable	10,000	-

Net Cash Provided by Financing Activities	17,500	7,300

INCREASE IN CASH AND CASH EQUIVALENTS	2,456	2,413

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	342	163

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$ 2,798	$ 2,576

SUPPLEMENTAL DISCLOSURES:

Cash paid for interest	$ 6,000	$ -
Cash paid for income taxes	$ -	$ -

The accompanying notes are an integral part of these unaudited condensed financial statements.

F-1

SPIRITS TIME INTERNATIONAL, INC.

Notes to the Condensed Financial Statements

March 31, 2021

(Unaudited)

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial statements at March 31, 2021 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2020 audited financial statements.  The results of operations for the period ended March 31, 2021 are not necessarily indicative of the operating results for the full year.

Loss Per Share - The computations of basic loss per share of common stock are based on the weighted average number of shares outstanding at the date of the financial statements. During the three months ended March 31, 2021 and 2020, the Company had warrants outstanding that are exercisable into 42,857 shares of common stock, and convertible debt outstanding that is convertible into 219,383 shares of common stock.  The common stock issuable from the warrants and convertible debt was not included, as it would be anti-dilutive due to continuing losses.

Three Months Ended	Loss (Numerator)	Shares (Denominator)	Per Share Amount
March 31, 2021	$ (36,588)	7,361,005	$ (0.00)
March 31, 2020	$ (46,241)	7,361,005	$ (0.01)

Inventory - Inventory consists of bottled tequila acquired in the acquisition of the Tequila Alebrijes products and intangibles and is held by a third-party tequila production warehouse in Tequila Jalisco, Mexico. Inventory is stated at lower of cost or net realizable value, with cost being determined on the first-in, first-out (“FIFO”) method. As of March 31, 2021, and December 31, 2020, the Company had finished goods bottled tequila inventory on-hand totaling $80,404. The Company has determined that no reserve for obsolete or slow-moving inventory is necessary as of March 31, 2021 or December 31, 2020.

NOTE 2 – INTANGIBLE ASSETS

Intangible assets consist of the Tequila Alebrijes brand name, trademark, and property rights.  The Company has determined that no impairment of intangible assets is necessary as of March 31, 2021 or December 31, 2020.

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

SPIRITS TIME INTERNATIONAL, INC.

Notes to the Condensed Financial Statements

March 31, 2021

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

NOTE 4 – RELATED PARTY LOANS AND OTHER TRANSACTIONS

During the three months ended March 31, 2021 and 2020, the Company received loans in the amount of $7,500 and $7,300, respectively, from related parties of the Company.  These loans accrue interest at the rate of 12% per annum, are due on demand and are not convertible into common stock of the Company.  The balances due on non-convertible loans payable to related parties were principal of $188,463 and $180,963 plus accrued interest of $79,917 and $78,881 as of March 31, 2021 and December 31, 2020, respectively.

Beginning August 2017, the Company entered into an oral agreement to pay the Company’s sole director $500 per month as payment for use of his personal residence as the Company’s office and mailing address.  The Company has recorded rent expense of $1,500 during the three months ended March 31, 2021 and 2020 which is included in the selling, general and administrative expenses on the statements of operations.

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

In March 2014, the Company issued a $40,000 convertible promissory note to the sole officer and director of the Company and a $15,000 convertible promissory note to another affiliated shareholder (the “Convertible Notes”). The Convertible Notes had a term of one year expiring March 2015, and are now payable on demand, and accrue interest at the rate of 12% per annum. The holders of the Convertible Notes, may, at their option, convert all or any portion of the outstanding principal balance of, and all accrued interest on the Convertible Notes into shares of the Company’s common stock, par value $0.001 per share, at a conversion rate of $1.00 per share.  During the year ended December 31, 2019, $10,000 of accrued interest was converted into 5,000 shares of Preferred Stock.  No principal has been paid on these Notes.  As of March 31, 2021 and December 31, 2020, the balance due to these related parties for these Notes was principal of $55,000 and $55,000, respectively, and accrued interest of $36,308 and $34,681, respectively.

SPIRITS TIME INTERNATIONAL, INC.

Notes to the Condensed Financial Statements

March 31, 2021

(Unaudited)

Convertible notes and loans payable – related parties consisted of the following:

	March 31, 2021	December 31, 2020
Loans payable to related parties, interest at 12% per annum, due on demand	$188,463	$180,963
Convertible notes payable to related parties, interest at 12% per annum, due on March 7, 2015 (in default), convertible into common stock at $1.00 per share	55,000	55,000
Total Convertible Notes and Loans Payable – Related Parties	243,463	235,963
Less: Current Portion	(243,463)	(235,963)
Long-Term Convertible Notes and Loans Payable – Related Parties	$ -	$ -

Accrued interest on the convertible notes and loans payable, related parties was $79,917 and $78,881 at March 31, 2021 and December 31, 2020, respectively.  The Company did not record beneficial conversion feature elements on the related party convertible debt due to the conversion rate of $1.00 per share being greater than the fair market value of the underlying shares on the date of issuance.

NOTE 5 – CONVERTIBLE PROMISSORY NOTES / NON-RELATED PARTIES

The Company has a collateralized convertible debt obligation with Auctus Fund, LLC, an unaffiliated entity outstanding at March 31, 2021 and December 31, 2020 as follows:

Note (A)	Principal(1)	Less Debt Discount	Plus Premium	Net Note Balance	Accrued Interest

March 31, 2021	$ 290,000	$ -	$ -	$ 290,000	$ 124,428
December 31, 2020	$ 290,000	$ -	$ -	$ 290,000	$ 107,266

(1)Collateralized by the Company’s assets, including accounts receivable, cash and equivalents, inventory, property, equipment, intangibles.  At March 31, 2021 and December 31, 2020, the Company’s assets consisted of cash and equivalents of $2,798 and $342, respectively, inventory of $80,404, and intangible assets of $275,000, for total carrying value of $358,202 and $355,746, respectively.

(A)On September 24, 2018 (the “Date of Issuance”) the Company issued a convertible promissory note (the “Note”) with a face value of $300,000, maturing on September 24, 2019, and a stated interest of 10% to a third-party investor. The note is convertible into a variable number of the Company's common stock, based on a conversion rate of 50% of the lowest trading price for the 25 days prior to conversion. This note is currently in default (Note 7).

SPIRITS TIME INTERNATIONAL, INC.

Notes to the Condensed Financial Statements

March 31, 2021

(Unaudited)

Along with the Note, on the Date of Issuance the Company issued 42,857 Common Stock Purchase Warrants (the “Warrants”), exercisable immediately at a fixed exercise price of $3.50 with an expiration date of September 24, 2023.  The note proceeds of $300,000 were allocated between the fair value of the promissory note ($300,000) and the Warrants ($86,750), resulting in a debt discount of $67,292.  As the warrants are exercisable immediately, this debt discount was amortized in its entirety to interest expense on the Date of Issuance.

During the year ended December 31, 2019, the Company paid $10,000 towards principal on the Note, and $12,350 of accrued interest and $250 in conversion fees ($12,600 total) was converted into 30,000 shares of common stock.

NOTE 6 – NOTES PAYABLE

Notes payable consisted of the following:

	March 31, 2021	December 31, 2020

Note payable to an unrelated individual, interest at 12% per annum, issued August 1, 2018 due November 15, 2018 (in default), unsecured	$ 10,000	$ 10,000

Note payable to an unrelated individual, interest at 12% per annum, issued December 31, 2018 due December 31, 2019 (in default), unsecured	30,000	30,000

Note payable to an unrelated individual, interest at 12% per annum, issued May 1, 2020 due May 1, 2021, unsecured	5,000	5,000

Note payable to an unrelated individual, interest at 10% per annum, issued January 20, 2021 due January 20, 2022, unsecured	10,000	-

Total Notes Payable	55,000	45,000
Less: Current Portion	(55,000)	(45,000)
Long-Term Notes Payable	$ -	$ -

Accrued interest and interest expense for these Notes as of and for the year ended December 31, 2020 totaled $8,808 and $5,191, respectively.  Accrued interest and interest expense for these Notes as of and for the three months ended March 31, 2021 totaled $10,331 and $1,523, respectively.

SPIRITS TIME INTERNATIONAL, INC.

Notes to the Condensed Financial Statements

March 31, 2021

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

We have communicated with Auctus regarding these matters and are under advisement from our legal counsel that, although we have defaulted on the Auctus Note and as such are accruing the default interest of 24% as stated within the Auctus Note, we are not otherwise in breach of the Auctus Note.  We are unable to predict whether we will be able to enter into a workable resolution with Auctus.  If not, Auctus could commence collection action against the Company and seek to foreclose on our assets and seek other remedies.  We and our legal counsel believe the likelihood of this action is remote, and therefore have not accrued for any potential damages at March 31, 2021 and December 31, 2020.

NOTE 8 – EQUITY TRANSACTIONS

Common Stock

The Company has authorized 140,000,000 shares of common stock with a par value of $0.001.  There were no common stock transactions during the three months ended March 31, 2021 or 2020, resulting in 7,361,005 common shares issued and outstanding at March 31, 2021 and December 31, 2020.

Preferred Stock

The Company has authorized 20,000,000 shares of Preferred Stock, with 50,000 shares designated as Series D Preferred Stock (“Series D”) with par value of $0.001.  Each share of Series D participates in dividends and liquidation equal to common stock, is convertible into common stock at the option of the holder on a one-for-one basis and carries 10,000 common votes on any matter submitted to common stockholder vote.  The Company has 5,000 shares of Series D issued and outstanding at March 31, 2021 and December 31, 2020.

NOTE 9 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events from March 31, 2021 through the date the financial statements were issued and concluded there were no items that required recognition or disclosure in its financial statements.

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

General Financial Matters

Our auditor’s report on our financial statements for the year ended December 31, 2020 contained a going concern qualification expressing substantial doubt about our ability to continue as a going concern.  Our liabilities significantly exceed our assets and we have yet to generate revenue from operations. Our primary creditor has claimed a default under the Promissory Note we issued to such creditor.  For us to continue to achieve our business plan we need to raise significant additional capital of which there can be no assurance. An investment in the Company would create a significant risk of loss to an investor.

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

Three months ended March 31, 2021 compared to the three months ended March 31, 2020

For the three months ended March 31, 2021 and 2020, the Company had no revenue.  For the three months ended March 31, 2021, the Company incurred $9,013 of professional fees compared to $13,347 for the three months ended March 31, 2020.  Such expenses consist primarily of legal and accounting fees, as well as annual fees required to maintain the Company’s corporate status.  For the three months ended March 31, 2021, the Company incurred $1,854 of selling, general and administrative expenses compared to $1,857 for the three months ended March 31, 2020.  For the three months ended March 31, 2021, the Company incurred $25,721 of interest expense on notes payable compared to $31,037 for the three months ended March 31, 2020.

As a result of the foregoing, the Company incurred a loss of $36,588 and $46,241, respectively, for the three months ended March 31, 2021 and 2020.

Liquidity

As of March 31, 2021, the Company had $2,798 of cash and negative working capital of $850,826.  This compares with cash of $342 and negative working capital of $814,238 as of December 31, 2020.

For the three months ended March 31, 2021, the Company used cash of $15,044 in operations consisting of the loss of $36,588 which was offset by changes in accounts payable and accrued interest of $20,508 and changes in accrued interest due to related parties of $1,036.  This compares with $4,887 used in operations for the three months ended March 31, 2020 consisting of the loss of $46,241 which was offset by changes in accounts payable and accrued interest of $35,319 and changes in accrued interest due to related parties of $6,035.

There were no investing activities during the three months ended March 31, 2021 and 2020.

For the three months ended March 31, 2021, financing activities provided $17,500 which consisted of proceeds from loans payable to related parties of $7,500 and proceeds from notes payable of $10,000.  For the three months ended March 31, 2020, financing activities provided $7,300 which consisted of proceeds from loans payable to related parties.

As a result of the foregoing, there was an increase in cash of $2,456 for the three months ended March 31, 2021 from the cash on hand as of December 31, 2020.

From the date of inception (October 18, 2005) to March 31, 2021, the Company has accumulated a deficit of $1,525,242, most of which were expenses relating to the initial development of the Company and maintaining reporting company status with the SEC over the past 10 years.  In order to survive as a going concern, the Company will require additional capital investments or borrowed funds to meet cash flow projections and carry forward our business objectives. There can be no guarantee or assurance that we can raise adequate capital from outside sources to fund the proposed business. Failure to secure additional financing would result in business failure and a complete loss of any investment made into the Company.

Our ability to continue as a going concern in the next 12 months depends on our ability to obtain sources of capital to fund our continuing operations and to fund our operations in the beverage industry. As of March 31, 2021, our remaining cash balance is not sufficient to cover our current liabilities, obligations and working capital needs for the balance of 2021. We will continue to rely on loans from management and/or affiliated shareholders or we may raise additional capital through an interim financing to meet our general cash flow requirements until such time as we are able to complete the acquisition of an operating company.

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

Date: May 24, 2021Spirits Time International, Inc.

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