Form 10-Q/A
period 2021-03-31
SPIRITS TIME INTERNATIONAL, INC.
filed 2021-05-26
CIK 1434737

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q/A

(Amendment No. 1)

(Mark One)

☑.Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended

March 31, 2021.

☐Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from

______________________ to ____________________.

Commission File Number:  333-151300

SPIRITS TIME INTERNATIONAL, INC.

(Exact name of registrant as specified in its charter)

Nevada (NV)	20-3455830
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

Large accelerated filer ☐	Accelerated filer ☐.

Non-accelerated filer ☒.	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    .

4

Indicate by check mark whether the registrant is a shell Company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No X .

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. The number of shares outstanding of the issuer’s common stock, $0.001 par value (the only class of voting stock), was 7,361,005 on May 24, 2021.

Explanatory Note:

The Company is filing this amendment, to file the associated quarterly ixbrl files for the period ended March 31, 2021. No other changes have been made.

5

SPIRITS TIME INTERNATIONAL, INC.

INDEX

6

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

7

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

Date: May 26, 2021Spirits Time International, Inc.

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