Form 10-Q
period 2021-06-30
SPIRITS TIME INTERNATIONAL, INC.
filed 2021-08-23
CIK 1434737

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

☒.Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended

June 30, 2021.

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

Large accelerated filer .	Accelerated filer .
Non-accelerated filer X .	Smaller reporting company ☒.
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    .

Indicate by check mark whether the registrant is a shell Company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐.  No X .

The number of shares outstanding of the issuer’s common stock, $0.001 par value was 7,361,005 on August 20, 2021.

SPIRITS TIME INTERNATIONAL, INC.

INDEX

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

Item 1. – Financial Statements

As used herein, the terms “Spirits Time,” “we,” “our,” and “us” refer to Spirits Time International, Inc., a Nevada corporation, unless otherwise indicated. The unaudited financial statements of the registrant for the six months ended June 30, 2021 and 2020 follow. The condensed financial statements reflect all adjustments that are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.  All such adjustments are of a normal and recurring nature.

  SPIRITS TIME INTERNATIONAL, INC.

June 30, 2021

INDEX TO FINANCIAL STATEMENTS

(Unaudited)

SPIRITS TIME INTERNATIONAL, INC.
Condensed Balance Sheets
(Unaudited)

ASSETS

	June 30,	December 31,
	2021	2020

CURRENT ASSETS

Cash and cash equivalents	$ 182	$ 342
Inventory	80,404	80,404

Total Current Assets	80,586	80,746

OTHER ASSETS

Intangible assets	275,000	275,000

TOTAL ASSETS	$ 355,586	$ 355,746

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable	$ 152,703	$ 129,066
Accrued interest	153,707	116,074
Accrued interest - related parties	87,262	78,881
Loans payable - related parties	192,613	180,963
Convertible notes payable - related parties	55,000	55,000
Convertible note payable	290,000	290,000
Notes payable	55,000	45,000

Total Current Liabilities	986,285	894,984

TOTAL LIABILITIES	986,285	894,984

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' DEFICIT

Preferred stock, $0.001 par value; 20,000,000 shares authorized Preferred stock designated, Series D, $0.001 par value, 50,000 shares authorized, 5,000shares issued and outstanding	5	5
Common stock, $0.001 par value; 140,000,000 shares authorized, 7,361,005 shares issued and outstanding	7,361	7,361
Additional paid-in capital	942,050	942,050
Accumulated deficit	(1,580,115)	(1,488,654)

Total Stockholders' Deficit	(630,699)	(539,238)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 355,586	$ 355,746

The accompanying notes are an integral part of these condensed unaudited financial statements.

SPIRITS TIME INTERNATIONAL, INC.
Condensed Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020

NET REVENUES	$ -	$ -	$ -	$ -

OPERATING EXPENSES

Professional fees	26,278	18,727	35,291	32,074
Selling, general and administrative	2,302	1,802	4,156	3,659

Total Operating Expenses	28,580	20,529	39,447	35,733

LOSS FROM OPERATIONS	(28,580)	(20,529)	(39,447)	(35,733)

OTHER INCOME (EXPENSES)

Interest expense	(26,293)	(25,144)	(52,014)	(56,181)

Total Other Income (Expenses)	(26,293)	(25,144)	(52,014)	(56,181)

LOSS BEFORE INCOME TAXES	(54,873)	(45,673)	(91,461)	(91,914)

PROVISION FOR INCOME TAXES	-	-	-	-

NET LOSS	$ (54,873)	$ (45,673)	$ (91,461)	$ (91,914)

NET LOSS PER SHARE - BASIC AND DILUTED	$ (0.01)	$ (0.01)	$ (0.01)	$ (0.01)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED	7,361,005	7,361,005	7,361,005	7,361,005

The accompanying notes are an integral part of these condensed unaudited financial statements.

SPIRITS TIME INTERNATIONAL, INC.
Condensed Statements of Stockholders' Deficit
(Unaudited)

	Six Months Ended June 30, 2021
					Additional		Total
	Preferred Stock		Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance, December 31, 2020	5,000	$ 5	7,361,005	$ 7,361	$ 942,050	$ (1,488,654)	$ (539,238)

Net loss for the three months ended March 31, 2021	-	-	-	-	-	(36,588)	(36,588)

Balance, March 31, 2021	5,000	5	7,361,005	7,361	942,050	(1,525,242)	(575,826)

Net loss for the three months ended June 30, 2021	-	-	-	-	-	(54,873)	(54,873)

Balance, June 30, 2021	5,000	$ 5	7,361,005	$ 7,361	$ 942,050	$ (1,580,115)	$ (630,699)

	Six Months Ended June 30, 2020
					Additional		Total
	Preferred Stock		Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance, December 31, 2019	5,000	$ 5	7,361,005	$ 7,361	942,050	$ (1,324,033)	(374,617)

Net loss for the three months ended March 31, 2020	-	-	-	-	-	(46,241)	(46,241)

Balance, March 31, 2020	5,000	5	7,361,005	7,361	942,050	(1,370,274)	(420,858)

Net loss for the three months ended June 30, 2020	-	-	-	-	-	(45,673)	(45,673)

Balance, June 30, 2020	5,000	$ 5	7,361,005	$ 7,361	$ 942,050	$ (1,415,947)	$ (466,531)

The accompanying notes are an integral part of these condensed unaudited financial statements.

SPIRITS TIME INTERNATIONAL, INC.
Condensed Statements of Cash Flows
(Unaudited)

	For the Six Months Ended
	June 30,
	2021	2020

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$ (91,461)	$ (91,914)

Adjustments to reconcile net loss to net cash used by operating activities:
Changes in operating assets and liabilities:
Accounts payable and accrued interest	61,270	53,083
Accrued interest - related parties	8,381	12,547

Net Cash Used by Operating Activities	(21,810)	(26,284)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from notes payable	10,000	5,000
Proceeds from loans payable - related parties	11,650	21,400

Net Cash Provided by Financing Activities	21,650	26,400

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(160)	116

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	342	163

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$ 182	$ 279

SUPPLEMENTAL DISCLOSURES:

Cash paid for interest	$ 6,000	$ -
Cash paid for income taxes	$ -	$ -

The accompanying notes are an integral part of these condensed unaudited financial statements.

SPIRITS TIME INTERNATIONAL, INC.

Notes to the Condensed Financial Statements

June 30, 2021

(Unaudited)

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial statements at June 30, 2021 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2020 audited financial statements.  The results of operations for the period ended June 30, 2021 are not necessarily indicative of the operating results for the full year.

Loss Per Share - The computations of basic loss per share of common stock are based on the weighted average number of shares outstanding at the date of the financial statements. During the six months ended June 30, 2021 and 2020, the Company had warrants outstanding that are exercisable into 42,857 shares of common stock, and convertible debt outstanding that is convertible into 219,383 shares of common stock.  The common stock issuable from the warrants and convertible debt was not included, as it would be anti-dilutive due to continuing losses.

Six Months Ended	Loss (Numerator)	Shares (Denominator)	Per Share Amount
June 30, 2021	$ (91,461)	7,361,005	$ (0.01)
June 30, 2020	$ (91,914)	7,361,005	$ (0.01)

Inventory - Inventory consists of bottled tequila acquired in the acquisition of the Tequila Alebrijes products and intangibles and is held by a third-party tequila production warehouse in Tequila Jalisco, Mexico. Inventory is stated at lower of cost or net realizable value, with cost being determined on the first-in, first-out (“FIFO”) method. As of June 30, 2021, and December 31, 2020, the Company had finished goods bottled tequila inventory on-hand totaling $80,404. The Company has determined that no reserve for obsolete or slow-moving inventory is necessary as of June 30, 2021 or December 31, 2020.

NOTE 2 – INTANGIBLE ASSETS

Intangible assets consist of the Tequila Alebrijes brand name, trademark, and property rights.  The Company has determined that no impairment of intangible assets is necessary as of June 30, 2021 or December 31, 2020.

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

June 30, 2021

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

NOTE 4 – RELATED PARTY LOANS AND OTHER TRANSACTIONS

During the six months ended June 30, 2021 and 2020, the Company received loans in the amount of $11,650 and $21,400, respectively, from related parties of the Company.  These loans accrue interest at the rate of 12% per annum, are due on demand and are not convertible into common stock of the Company.  The balances due on non-convertible loans payable to related parties were principal of $192,613 and $180,963 plus accrued interest of $49,308 and $44,200 as of June 30, 2021 and December 31, 2020, respectively.  During the six months ended June 30, 2021, interest in the amount of $6,000 was paid.

Beginning August 2017, the Company entered into an oral agreement to pay the Company’s sole director $500 per month as payment for use of his personal residence as the Company’s office and mailing address.  The Company has recorded rent expense of $3,000 during the six months ended June 30, 2021 and 2020 which is included in the selling, general and administrative expenses on the statements of operations.

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

In March 2014, the Company issued a $40,000 convertible promissory note to the sole officer and director of the Company and a $15,000 convertible promissory note to another affiliated shareholder (the “Convertible Notes”). The Convertible Notes had a term of one year expiring March 2015, and are now payable on demand, and accrue interest at the rate of 12% per annum. The holders of the Convertible Notes, may, at their option, convert all or any portion of the outstanding principal balance of, and all accrued interest on the Convertible Notes into shares of the Company’s common stock, par value $0.001 per share, at a conversion rate of $1.00 per share.  During the year ended December 31, 2019, $10,000 of accrued interest was converted into 5,000 shares of Preferred Stock.  No principal has been paid on these Notes.  As of June 30, 2021 and December 31, 2020, the balance due to these related parties for these Notes was principal of $55,000 and $55,000, respectively, and accrued interest of $37,954 and $34,681, respectively.

SPIRITS TIME INTERNATIONAL, INC.

Notes to the Condensed Financial Statements

June 30, 2021

(Unaudited)

Convertible notes and loans payable – related parties consisted of the following:

	June 30, 2021	December 31, 2020
Loans payable to related parties, interest at 12% per annum, due on demand	$192,613	$180,963
Convertible notes payable to related parties, interest at 12% per annum, due on March 7, 2015 (in default), convertible into common stock at $1.00 per share	55,000	55,000
Total Convertible Notes and Loans Payable – Related Parties	247,613	235,963
Less: Current Portion	(247,613)	(235,963)
Long-Term Convertible Notes and Loans Payable – Related Parties	$ -	$ -

Accrued interest on the convertible notes and loans payable, related parties was $87,262 and $78,881 at June 30, 2021 and December 31, 2020, respectively.  The Company did not record beneficial conversion feature elements on the related party convertible debt due to the conversion rate of $1.00 per share being greater than the fair market value of the underlying shares on the date of issuance.

NOTE 5 – CONVERTIBLE PROMISSORY NOTES

The Company has a collateralized convertible debt obligation with Auctus Fund, LLC, an unaffiliated entity, outstanding at June 30, 2021 and December 31, 2020 as follows:

Note (A)	Principal(1)	Less Debt Discount	Plus Premium	Net Note Balance	Accrued Interest

June 30, 2021	$ 290,000	$ -	$ -	$ 290,000	$ 141,780
December 31, 2020	$ 290,000	$ -	$ -	$ 290,000	$ 107,266

(1)Collateralized by the Company’s assets, including accounts receivable, cash and equivalents, inventory, property, equipment, intangibles.  At June 30, 2021 and December 31, 2020, the Company’s assets consisted of cash and equivalents of $182 and $342, respectively, inventory of $80,404, and intangible assets of $275,000, for total carrying value of $355,586 and $355,746, respectively.

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

June 30, 2021

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

NOTE 6 – NOTES PAYABLE

Notes payable consisted of the following:

	June 30, 2021	December 31, 2020

Note payable to an unrelated individual, interest at 12% per annum, issued August 1, 2018 due November 15, 2018 (in default), unsecured	$ 10,000	$ 10,000

Note payable to an unrelated individual, interest at 12% per annum, issued December 31, 2018 due December 31, 2019 (in default), unsecured	30,000	30,000

Note payable to an unrelated individual, interest at 12% per annum, issued May 1, 2020 due May 1, 2021 (in default), unsecured	5,000	5,000

Note payable to an unrelated individual, interest at 10% per annum, issued January 20, 2021 due January 20, 2022, unsecured	10,000	-

Total Notes Payable	55,000	45,000
Less: Current Portion	(55,000)	(45,000)
Long-Term Notes Payable	$ -	$ -

Accrued interest and interest expense for these Notes as of and for the year ended December 31, 2020 totaled $8,808 and $5,191, respectively.  Accrued interest and interest expense for these Notes as of and for the six months ended June 30, 2021 totaled $11,927 and $3,119, respectively.

SPIRITS TIME INTERNATIONAL, INC.

Notes to the Condensed Financial Statements

June 30, 2021

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

We have communicated with Auctus regarding these matters and are under advisement from our legal counsel that, although we have defaulted on the Auctus Note and as such are accruing the default interest of 24% as stated within the Auctus Note, we are not otherwise in breach of the Auctus Note.  We are unable to predict whether we will be able to enter into a workable resolution with Auctus.  If not, Auctus could commence collection action against the Company and seek to foreclose on our assets and seek other remedies.  We and our legal counsel believe the likelihood of this action is remote, and therefore have not accrued for any potential damages at June 30, 2021 and December 31, 2020.

NOTE 8 – EQUITY TRANSACTIONS

Common Stock

The Company has authorized 140,000,000 shares of common stock with a par value of $0.001.  There were no common stock transactions during the six months ended June 30, 2021 or 2020, resulting in 7,361,005 common shares issued and outstanding at June 30, 2021 and December 31, 2020.

Preferred Stock

The Company has authorized 20,000,000 shares of Preferred Stock, with 50,000 shares designated as Series D Preferred Stock (“Series D”) with par value of $0.001.  Each share of Series D participates in dividends and liquidation equal to common stock, is convertible into common stock at the option of the holder on a one-for-one basis and carries 10,000 common votes on any matter submitted to common stockholder vote.  The Company has 5,000 shares of Series D issued and outstanding at June 30, 2021 and December 31, 2020.

NOTE 9 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events from June 30, 2021 through the date the financial statements were issued and concluded there were no items that required recognition or disclosure in its financial statements.

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

The Company’s Business Plan - General

Our current business plan is to engage in the business of acquiring rights to market non-alcoholic and alcoholic beverage brands. As described above, our first acquisition was the Tequila Alebrijes brand of tequila. Currently, that is our only product brand.

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

Three and six months ended June 30, 2021 compared to the three and six months ended June 30, 2020

For the three and six months ended June 30, 2021 and 2020, the Company had no revenue.  For the three months ended June 30, 2021, the Company incurred $26,278 of professional fees compared to $18,727 for the three months ended June 30, 2020.  For the six months ended June 30, 2021, the Company incurred $35,291 of professional fees compared to $32,074 for the six months ended June 30, 2020.  Such expenses consist primarily of legal and accounting fees, as well as annual fees required to maintain the Company’s corporate status.  For the three months ended June 30, 2021, the Company incurred $2,302 of selling, general and administrative expenses compared to $1,802 for the three months ended June 30, 2020.  For the six months ended June 30, 2021, the Company incurred $4,156 of selling, general and administrative expenses compared to $3,659 for the six months ended June 30, 2020.  For the three months ended June 30, 2021, the Company incurred $26,293 of interest expense on notes payable compared to $25,144 for the three months ended June 30, 2020.  For the six months ended June 30, 2021, the Company incurred $52,014 of interest expense on notes payable compared to $56,181 for the six months ended June 30, 2020.

As a result of the foregoing, the Company incurred a loss of $54,873 and $45,673, respectively, for the three months ended June 30, 2021 and 2020 and a loss of $91,461 and $91,914, respectively, for the six months ended June 30, 2021 and 2020.

Liquidity

As of June 30, 2021, the Company had $182 of cash and negative working capital of $905,699.  This compares with cash of $342 and negative working capital of $814,238 as of December 31, 2020.

For the six months ended June 30, 2021, the Company used cash of $21,810 in operations consisting of the loss of $91,461 which was offset by changes in accounts payable and accrued interest of $61,270 and changes in accrued interest due to related parties of $8,381.  This compares with $26,284 used in operations for the six months ended June 30, 2020 consisting of the loss of

$91,914 which was offset by changes in accounts payable and accrued interest of $53,083 and changes in accrued interest due to related parties of $12,547.

There were no investing activities during the six months ended June 30, 2021 and 2020.

For the six months ended June 30, 2021, financing activities provided $21,650 which consisted of proceeds from notes payable of $10,000 and proceeds from loans payable to related parties of $11,650.  For the six months ended June 30, 2020, financing activities provided $26,400 which consisted of proceeds from notes payable of $5,000 and proceeds from loans payable to related parties of $21,400.

As a result of the foregoing, there was a decrease in cash of $160 for the six months ended June 30, 2021 from the cash on hand as of December 31, 2020.

From the date of inception (October 18, 2005) to June 30, 2021, the Company has accumulated a deficit of $1,580,115, most of which were expenses relating to the initial development of the Company and maintaining reporting company status with the SEC over the past 10 years.  In order to survive as a going concern, the Company will require additional capital investments or borrowed funds to meet cash flow projections and carry forward our business objectives. There can be no guarantee or assurance that we can raise adequate capital from outside sources to fund the proposed business. Failure to secure additional financing would result in business failure and a complete loss of any investment made into the Company.

Our ability to continue as a going concern in the next 12 months depends on our ability to obtain sources of capital to fund our continuing operations and to fund our operations in the beverage industry. As of June 30, 2021, our remaining cash balance is not sufficient to cover our current liabilities, obligations and working capital needs for the balance of 2021. We will continue to rely on loans from management and/or affiliated shareholders or we may raise additional capital through an interim financing to meet our general cash flow requirements until such time as we are able to complete the acquisition of an operating company.

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

(i) 50% multiplied by the lowest Trading Price (as defined in the Auctus Note) (representing a discount rate of 50%) during the previous twenty-five (25) Trading Day period ending on the latest complete Trading Day (as defined in the Auctus Note) prior to the date of the Note, and

(ii) the Variable Conversion Price (as defined in the Auctus Note herein) (subject to equitable adjustments for stock splits, stock dividends or rights offerings by the Company relating to the Company’s securities or the securities of any subsidiary of the Company, combinations, recapitalization, reclassifications, extraordinary distributions and similar events).  The “Variable Conversion Price” shall mean 50% multiplied by the Market Price (as defined in the Auctus Note) (representing a discount rate of 50%).

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

Date:	August 23, 2021	Spirits Time International, Inc.

By: /s/ Mark A. Scharmann
Mark A. Scharmann, President, Chief Executive Officer,
Principal Financial and Accounting Officer

Exhibit No.	Description

31.1	Certification of the Principal Executive and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Principal Executive and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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