Form 10-K
period 2021-12-31
SPIRITS TIME INTERNATIONAL, INC.
filed 2022-04-15
CIK 1434737

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

________________

FORM 10-K

☑ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2021

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

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in 405 of the Securities Act.    Yes ☐    No ☒.

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.

   Yes ☐    No ☒.

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes. ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒.	Smaller Reporting Company ☒.

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

As of June 30, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the outstanding shares of the registrant's common stock held by non-affiliates was 1,095,606, based upon a closing price of $1.00 per common share.

As of April 13, 2022, the Registrant had outstanding 7,361,005 shares of Common Stock with a par value of $0.001 per share.

DOCUMENTS INCORPORATED BY REFERENCE

    List hereunder the following documents if incorporated by reference and the part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated:  (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933.  The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 31, 2021).

None.

INDEX

SPIRITS TIME INTERNATIONAL, INC.

PART I.

Cautionary Note

This Annual Report on Form 10-K contains forward-looking statements which are subject to a number of risks and uncertainties. All statements that are not historical facts are forward-looking statements, including statements about our business strategy, the effect of Generally Accepted Accounting Principles ("GAAP") pronouncements, uncertainty regarding our future operating results and our profitability, anticipated sources of funds and all plans, objectives, expectations and intentions and the statements regarding future potential revenue, gross margins and our prospects for fiscal 2022. These statements appear in a number of places and can be identified by the use of forward-looking terminology such as "may," "will," "should," "expect," "plan," "anticipate," "believe," "estimate," "predict," "future," "intend," or "certain" or the negative of these terms or other variations or comparable terminology, or by discussions of strategy.

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

(2)Qualify for Our Own Licenses and Permits. Initially we are relying on brand management agreements with companies that already have distributions channels and have import and export licenses and permits. In addition, we will be contracting with US domestic distributors that have permits and licenses in a large number of key states for spirits sales. In addition, our brand management companies will have the logistical capability to store, ship and comply with all state and federal regulations and accounting requirements.  The brand managers will also be responsible for collecting and reporting on all taxes, customs compliance and shipping regulations.

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

Production and Supplier

The Tequila Alebrijes product is produced by Autentica Tequilera, SA.de.CV (the “Producer”) in Tequila Jalisco, Mexico. The Producer is not affiliated with the Company. In addition to our inventory stored at the Producer’s facilities, we have been informed that the Producer has the ability to continue to supply the Company with product as needed.

Current Inventory

In connection with the acquisition of the Tequila Alebrijes brand, we own approximately 6,500 bottles of tequila blanco, tequila reposado, and tequila anejo valued at $80,404.  The inventory is currently stored at the producer’s facilities in Tequila Jalisco, Mexico and will be shipped to brand managers as needed for distribution.

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

We will be subject to import and export laws relating to the US and any country we either intend to sell products or import products for resale.

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

ITEM 4	MINE SAFETY DISCLOSURES

  Not Applicable.

PART II

ITEM 5	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

The Company’s common stock is included on the OTC Pink Marketplace under the symbol “SRSG.”  On April 12, 2022, the published closing price was $0.541 for the Company’s common stock on the OTC Pink Marketplace.

At December 31, 2021, there were approximately 40 holders of record of the Company’s common stock, as reported by the Company’s transfer agent.  In computing the number of holders of record, each broker-dealer and clearing corporation holding shares on behalf of its customers is counted as a single stockholder.

The following represents trading ranges per quarter.

Quarter Ending3/31/2020High   $ NA  Low $ NA

Quarter Ending 6/30/2020  High   $ NA  Low $ NA

Quarter Ending 9/30/2020High   $1.40  Low $1.37

Quarter Ending 12/31/2020High   $ NA  Low $ NA

Quarter Ending3/31/2021High   $1.60  Low $1.19

Quarter Ending 6/30/2021  High   $1.25  Low $0.60

Quarter Ending 9/30/2021High   $1.70  Low $1.00

Quarter Ending 12/31/2021High   $1.20  Low $1.00

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

Recent Sales of Unregistered Securities

None

Issuer Purchases of Equity Securities

We have not adopted a stock repurchase plan and we did not purchase any shares of our equity securities during the 2021 fiscal year.

ITEM 6	SELECTED FINANCIAL DATA.

Not Applicable.  The Company is a “smaller reporting company.”

ITEM 7	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion is intended to assist in the understanding and assessment of significant changes and trends related to the results of operations and financial condition of Spirits Time International, Inc. for the years ended December 31, 2021 and 2020.

The Report of Independent Registered Public Accounting Firm on the Company’s 2021 audited financial statements addresses an uncertainty about the Company’s ability to continue as a going concern, indicating that the Company has incurred losses since its inception and has no on-

going operations.  The report further indicates that these factors raise substantial doubt about the Company’s ability to continue as a going concern.  At December 31, 2021, the Company had a working capital deficit of $995,306  and a stockholders’ deficit of $720,306.  The Company incurred net losses of $181,068 and $164,621 for its fiscal years ended December 31, 2021 and 2020, respectively.  Our primary creditor has claimed a default under the Promissory Note we issued to such creditor.  The Company has not entered into any agreements or arrangements for the provision of additional debt or equity financing and there can be no assurance that it will be able to obtain the additional debt or equity capital required to continue its operations.

Critical Accounting Policies

The preparation of our financial statements and notes thereto requires management to make estimates and assumptions that affect the amounts and disclosures reported within those financial statements. On an ongoing basis, management evaluates its estimates, including those related to revenue recognition, contingencies, litigation and income taxes. Management bases its estimates and judgments on historical experiences and on various other factors believed to be reasonable under the circumstances. Actual results under circumstances and conditions different than those assumed could result in differences from the estimated amounts in the financial statements. There have been no material changes to these policies during fiscal 2021 and 2020.  As of December 31, 2021, the Company has not identified any critical estimates that are used in the preparation of the financial statements.

Liquidity and Capital Resources. As of December 31, 2021, we had cash of $186 and a negative working capital of $995,306.  This compares with cash of $342 and negative working capital of $814,238 as of December 31, 2020.

Net cash used by operating activities totaled $45,118 for the year-ended December 31, 2021 consisting of a loss from operations of $181,068 which was offset by a change in accounts payable and accrued interest of $105,738, a change in accounts payable – related party of $6,000, and a change in accrued interest – related parties of $24,212.  This compares with net cash used by operating activities totaling $40,371 for the year-ended December 31, 2020 consisting of a loss from operations of $164,621 which was offset by a change in accounts payable and accrued interest of $95,901, a change in accounts payable – related party of $2,000,  and a change in accrued interest – related parties of $26,349.

There were no investing activities for the years ended December 31, 2021 and 2020.

Net cash provided by financing activities totaled $44,962 for the year-ended December 31, 2021 consisting of proceeds from loans payable - related parties of $34,962 and proceeds from notes payable of $10,000.  This compares with net cash provided by financing activities totaling $40,550 for the year-ended December 31, 2020 consisting of proceeds from loans payable - related parties of $35,550 and proceeds from notes payable of $5,000.

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

Results of Operations. We did not have revenue for either the year-ended December 31, 2021 or 2020.  For the year-ended December 31, 2021, we incurred professional fees of $50,410.  For the year-ended December 31, 2020, we incurred professional fees of $47,740.  For the year-ended December 31, 2021, we incurred $10,586 of administrative expenses compared to $9,096 for the year-ended December 31, 2020.  For the year-ended December 31, 2021 we incurred interest expense of $120,072. For the year-ended December 31, 2020 we incurred interest expense of $107,785.

As a result of the foregoing, we incurred a loss of $181,068 for the year-ended December 31, 2021 compared to a loss of $164,621 for the year-ended December 31, 2020. Since incorporation we have accumulated a deficit of $1,669,722.

Off-Balance Sheet Arrangements. None

Contractual Obligations.  None

Recent Accounting Pronouncements

We have reviewed accounting pronouncements issued during the past two years and have adopted any that are applicable to our company.  We have determined that none had a material impact on our financial position, results of operations, or cash flows for the years ended December 31, 2021 and 2020.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2021, these disclosure controls and procedures were ineffective to ensure that all information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rule and forms; and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting.  Based on our evaluation, management concluded that our internal control over financial reporting was ineffective for both of our fiscal years ended December 31, 2021 and December 31, 2020.  A material weakness in internal control over financial reporting is defined by the Public Company Accounting Oversight Board’s Audit Standard No. 5 as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis.  A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of our financial reporting.  Management has determined that our lack of segregation of duties constitutes a material weakness, as our sole officer, director, and employee is the same person.  Due to the size and operations of the Company, we are unable to remediate this deficiency until we acquire or merge with another company, or have sufficient resources to hire additional personnel.

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

Changes in Internal Controls

There have been no changes in our internal control over financial reporting that occurred during our fiscal year ended December 31, 2021 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

ITEM 9B	OTHER INFORMATION.

NONE

PART III

ITEM 10	DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Spirits Time International, Inc.’s executive officer and director and his respective age as of December 31, 2021 are as follows:

Directors:

Name of Director	Age
Mark A. Scharmann	63

Executive Officers:

Name of Director	Age
Mark A. Scharmann	63

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

ITEM 11	EXECUTIVE COMPENSATION.

Summary Compensation Table

	Annual Compensation				Long-Term Compensation
Name and Principal Position	Year	Salary ($)	Bonus	Other Annual Compensation ($)	Restricted Stock Awards ($)	Securities Underlying Options (#)	LTIP Payouts ($)	All Other Compensation ($)

Mark A. Scharmann	2020	-	-	-	-	-	-	-
Officer and Director	2021	-	-	-	-	-	-	-

There has been no cash payment paid to the executive officer for services rendered in all capacities to us for the periods ended December 31, 2021 and 2020. There has been no compensation awarded to, earned by, or paid to the executive officer by any person for services rendered in all capacities to us for the fiscal periods ended December 31, 2021 and 2020.  No compensation is anticipated within the next six months to any officer or director of the Company.

Stock Option Grants

We did not grant any stock options to the executive officer during the most recent fiscal period ended December 31, 2021.  We have also not granted any stock options to the executive officer of the Company.

ITEM 12	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

 The following table provides the name of each person or entity known to Spirits Time International, Inc. to own more than 5% of the outstanding common stock as of December 31, 2021, and by the Officers and Directors, individually and as a group. Except as otherwise indicated, all shares are owned directly.

Title Of Class	Name and Title of Beneficial Owner of Shares	Amount of Beneficial Ownership	%

Common	Mark A. Scharmann, President and Director	3,061,553	41.59%
Common	Human Brands International, Inc.	3,203,846	43.52%
	All Directors and Officers as a group	3,061,553	41.59%

The percent of class is based on 7,361,005 shares of common stock issued and outstanding as of December 31, 2021.

ITEM 13	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

During the year ended December 31, 2021, related parties of the Company loaned a total of $34,962 to the Company in order to pay for expenses and continue the reporting requirements with the Securities and Exchange Commission.  During the year ended December 31, 2021 interest in the amount of $6,000 was paid on these loans.  The balance due to these related parties was $270,925 plus accrued interest of $103,093 as of December 31, 2021.

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

ITEM 14	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The amounts paid to our independent auditing firm for each of the past two calendar years are as follows:

 2021 2020

Auditing                         $14,000$13,500

Audit-related services        -           -

Tax services                                -                            -

Other services[2]____ -____         _____-___

 Total                               $14,000$13,500

PART IV

ITEM 15	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.
(a)	The following documents have been filed as a part of this Annual Report on Form 10-K.

1.	Financial Statements
Page
Report of Independent Registered Public Accounting Firm (PCAOB ID 6117)	F-1
Balance Sheets	F-3
Statements of Operations	F-4
Statements of Stockholders' Equity (Deficit)	F-5
Statements of Cash Flows	F-6
Notes to Financial Statements	F-7-12

2.	Financial Statement Schedules.

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

Date: April 14, 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Spirits Time International, Inc.

Ogden, UT

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Spirits Time International, Inc. (the Company) as of December 31, 2021 and 2020, and the related statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Consideration of the Company’s Ability to Continue as a Going Concern

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

Pinnacle Accountancy Group of Utah

(a dba of Heaton & Co., PLLC)

Farmington, Utah

April 14, 2021

SPIRITS TIME INTERNATIONAL, INC.
Balance Sheets

ASSETS

	December 31,	December 31,
	2021	2020

CURRENT ASSETS

Cash and cash equivalents	$ 186	$ 342
Inventory	80,404	80,404

Total Current Assets	80,590	80,746

OTHER ASSETS

Intangible assets	275,000	275,000

TOTAL ASSETS	$ 355,590	$ 355,746

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable	$ 141,444	$ 125,566
Accounts payable - related party	9,500	3,500
Accrued interest	205,934	116,074
Accrued interest - related parties	103,093	78,881
Loans payable - related parties	215,925	180,963
Convertible notes payable - related parties	55,000	55,000
Convertible note payable	290,000	290,000
Notes payable	55,000	45,000

Total Current Liabilities	1,075,896	894,984

TOTAL LIABILITIES	1,075,896	894,984

COMMITMENTS AND CONTINGENCIES (NOTE 10)	-	-

STOCKHOLDERS' DEFICIT

Preferred stock, $0.001 par value; 20,000,000 shares authorized Preferred stock designated, Series D, $0.001 par value, 50,000 shares authorized, 5,000 shares issued and outstanding	5	5
Common stock, $0.001 par value; 140,000,000 shares authorized, 7,361,005 shares issued and outstanding	7,361	7,361
Additional paid-in capital	942,050	942,050
Accumulated deficit	(1,669,722)	(1,488,654)

Total Stockholders' Deficit	(720,306)	(539,238)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 355,590	$ 355,746

The accompanying notes are an integral part of these audited financial statements.

SPIRITS TIME INTERNATIONAL, INC.
Statements of Operations

	For the Years Ended
	December 31,
	2021	2020

NET REVENUES	$ -	$ -

OPERATING EXPENSES

Professional fees	50,410	47,740
Selling, general and administrative	10,586	9,096

Total Operating Expenses	60,996	56,836

LOSS FROM OPERATIONS	(60,996)	(56,836)

OTHER INCOME (EXPENSES)

Interest expense	(120,072)	(107,785)

Total Other Income (Expenses)	(120,072)	(107,785)

LOSS BEFORE INCOME TAXES	(181,068)	(164,621)

PROVISION FOR INCOME TAXES	-	-

NET LOSS	$ (181,068)	$ (164,621)

NET LOSS PER SHARE - BASIC AND DILUTED	$ (0.02)	$ (0.02)

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING - BASIC AND DILUTED	7,361,005	7,361,005

The accompanying notes are an integral part of these audited financial statements.

SPIRITS TIME INTERNATIONAL, INC.
Statements of Stockholders' Deficit
For the Years ended December 31, 2021 and 2020

					Additional		Total
	Preferred Stock		Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance, January 1, 2020	5,000	$ 5	7,361,005	$ 7,361	$ 942,050	$ (1,324,033)	$ (374,617)

Net loss for the year ended
December 31, 2020	-	-	-	-	-	(164,621)	(164,621)

Balance, December 31, 2020	5,000	5	7,361,005	7,361	942,050	(1,488,654)	(539,238)

Net loss for the year ended
December 31, 2021	-	-	-	-	-	(181,068)	(181,068)

Balance, December 31, 2021	5,000	$ 5	7,361,005	$ 7,361	$ 942,050	$ (1,669,722)	$ (720,306)

The accompanying notes are an integral part of these audited financial statements.

SPIRITS TIME INTERNATIONAL, INC.
Statements of Cash Flows

	For the Years Ended
	December 31,
	2021	2020

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$ (181,068)	$ (164,621)
Adjustments to reconcile net loss to net cash
used by operating activities:
Changes in operating assets and liabilities:
Accounts payable and accrued interest	105,738	95,901
Accounts payable - related party	6,000	2,000
Accrued interest - related parties	24,212	26,349

Net Cash Used by Operating Activities	(45,118)	(40,371)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from notes payable	10,000	5,000
Proceeds from loans payable - related parties	34,962	35,550

Net Cash Provided by Financing Activities	44,962	40,550

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(156)	179

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	342	163

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$ 186	$ 342

SUPPLEMENTAL DISCLOSURES:

Cash paid for interest	$ 6,000	$ -
Cash paid for income taxes	$ -	$ -

The accompanying notes are an integral part of these audited financial statements.

SPIRITS TIME INTERNATIONAL, INC.

Notes to the Financial Statements

December 31, 2021 and 2020

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

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Loss Per Share - The computations of basic loss per share of common stock are based on the weighted average number of shares outstanding during the periods presented. At December 31, 2021 and 2020, the Company had warrants outstanding that are exercisable into 42,857 shares of common stock, and convertible debt outstanding that is convertible into 219,383 shares of common stock.  The common stock issuable from the warrants and convertible debt was not included, as it would be anti-dilutive due to continuing losses.

Year Ended	Loss (Numerator)	Shares (Denominator)	Per Share Amount
December 31, 2021	$ (181,068)	7,361,005	$ (0.02)
December 31, 2020	$ (164,621)	7,361,005	$ (0.02)

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

Recently-Issued Pronouncements - We have reviewed accounting pronouncements issued during the past two years and have adopted any that are applicable to our company.  We have determined that none had a material impact on our financial position, results of operations, or cash flows for the years ended December 31, 2021 and 2020.

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

Concentration of Risk - Cash - The Company at times may maintain a cash balance in excess of insured limits. At December 31, 2021 and 2020, the Company has no cash in excess of insured limits.

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

SPIRITS TIME INTERNATIONAL, INC.

Notes to the Financial Statements

December 31, 2021 and 2020

Inventory - Inventory consists of bottled tequila acquired in the acquisition of the Tequila Alebrijes products and intangibles (Note 3), and is held by a third-party tequila production warehouse in Tequila Jalisco, Mexico. Inventory is stated at lower of cost or net realizable value, with cost being determined on the first-in, first-out (“FIFO”) method. As of December 31, 2021 and 2020, the Company had finished goods inventory on-hand totaling $80,404.

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

No impairment was noted on the Tequila Alebrijes brand name and property rights (indefinite-lived intangible assets) during the year ended December 31, 2021 (Note 3).

NOTE 3 – ACQUSITION OF ASSETS

On September 28, 2018 (the “Acquisition Date”), the Company completed an asset acquisition (the “Asset Acquisition Transaction”) with Human Brands International, Inc., a privately-held Nevada corporation ("HBI").  Pursuant to the Asset Acquisition Transaction, the Company acquired from HBI certain assets of HBI (the “Assets”) in exchange for 3,500,000 shares of common stock of the Company valued at $375,000, and $50,000 in cash, for total purchase price of $425,000 (the "Acquisition"). The Assets acquired were 12,000 bottles of Tequila Alebrijes products (the “Inventory”) and the brand name and property rights (the “Intangibles”).  Of the total $425,000 purchase price, $150,000 was allocated to the Inventory based on the tequila bottles’ invoiced fair market value on the Acquisition Date ($80,470 to finished goods inventory on hand on the Acquisition Date and $69,530 to Prepaid Inventory deliverable to the Company by HBI), with the remaining $275,000 allocated to the Intangibles.  As of December 31, 2019, the Company had not received all the inventory acquired in the acquisition and recorded an impairment on prepaid inventory of $69,530.  The Company has determined that no impairment of the other intangible assets is necessary as of December 31, 2021 or December 31, 2020, as the Company plans to commence sale and shipment of the Inventory to a brand manager or distributor and retain the branding and property rights.

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

NOTE 4 - INCOME TAXES

Income Taxes - The Financial Accounting Standards Board (FASB) has issued FASB ASC 740-10, which clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements.  This standard requires a company to determine whether it is more likely than not that a tax position will be sustained upon examination based upon the technical merits of the position.  If the more-likely-than- not threshold is met, a company must measure the tax position to determine the amount to recognize in the financial statements.  As a result of the implementation of this standard, the Company performed a review of its material tax positions in accordance with recognition and measurement standards established by FASB ASC 740-10

Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences.  Temporary differences are the differences between the reported amounts of assets and liabilities and their tax basis.  Deferred tax assets are reduced by

SPIRITS TIME INTERNATIONAL, INC.

Notes to the Financial Statements

December 31, 2021 and 2020

a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

At December 31, 2021 the Company had net operating loss carryforwards of approximately $1,669,722 that may be offset against future taxable income.  No tax benefits have been reported in the financial statements, because the potential tax benefits of the net operating loss carry forwards are offset by a valuation allowance of the same amount.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations.  Should a change in ownership occur, net operating loss carryforwards may be limited as to use in the future.

Net deferred tax assets consist of the following components as of December 31, 2021 and 2020:

	2021	2020
Deferred tax assets:
NOL Carryover	$ 348,000	$ 313,000
Valuation allowance	(348,000)	(313,000)
Net deferred tax asset	$ -	$ -

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rates to pretax income from continuing operations for the years ended December 31, 2021 and 2020 due to the following:

	2021	2020
Current Federal Tax (21%)	$ 35,000	$ 35,000
Change in valuation allowance	(35,000)	(35,000)
	$ -	$ -

At December 31, 2021, the Company had no unrecognized tax benefits that, if recognized, would affect the effective tax rate.

The Company did not have any tax positions for which it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease within the next 12 months.

The Company includes interest and penalties arising from the underpayment of income taxes in the statements of operations in the provision for income taxes.  As of December 31, 2021 and 2020, the Company had no accrued interest or penalties related to uncertain tax positions.

The tax years that remain subject to examination by major taxing jurisdictions are those for the years ended December 31, 2021, 2020 and 2019.

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

December 31, 2021 and 2020

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

NOTE 6 –RELATED PARTY LOANS AND OTHER TRANSACTIONS

During the years ended December 31, 2021 and 2020, the sole officer and director of the Company and another affiliated shareholder made loans to the Company in order to pay for expenses and continue the reporting requirements with the Securities and Exchange Commission.  These loans accrue interest at the rate of 12% per annum, are due on demand and are not convertible into common stock of the Company.

During the years ended December 31, 2021 and 2020, these related parties loaned a total of $34,962 and $35,550, respectively, to the Company.  Also, during the years ended December 31, 2021 and 2020, the loans incurred interest expense totaling $23,612 and $19,750, respectively, and interest in the amount of $6,000 and $-0-, respectively, was paid.  As of December 31, 2021 and 2020, the balance due to these related parties for these loans was principal of $215,925 and $180,963, respectively, and accrued interest of $61,812 and $44,200, respectively.

Beginning August 2017, the Company entered into an oral agreement to pay the Company’s sole director $500 per month as payment for use of his personal residence as the Company’s office and mailing address.  The Company has recorded rent expense of $6,000 during each of the years ended December 31, 2021 and 2020 which is included in the selling, general and administrative expenses on the statements of operations. The amounts payable as of December 31, 2021 and 2020 were $9,500 and $3,500 respectively.

NOTE 7 – CONVERTIBLE PROMISSORY NOTES

The Company has a collateralized convertible debt obligation with an unaffiliated entity outstanding at December 31, 2021 and 2020 as follows:

Note (A)	Principal	Less Debt Discount	Plus Premium	Net Note Balance	Accrued Interest

December 31, 2021	$ 290,000 (1)	$ -	$ -	$ 290,000	$ 190,781
December 31, 2020	$ 290,000 (1)	$ -	$ -	$ 290,000	$ 107,266

(1) Collateralized by the Company’s assets, including accounts receivable, cash and equivalents, inventory, property, equipment, intangibles.  At December 31, 2021 and 2020, the Company’s assets consisted of cash and equivalents of $186 and $342 (respectively), inventory of $80,404, and intangible assets of $275,000, for total carrying value of $355,590 and $355,746 (respectively).

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

In March 2014, the Company issued a $40,000 convertible promissory note to the sole officer and director of the Company and a $15,000 convertible promissory note to another affiliated shareholder (the “Convertible Notes”). The Convertible Notes had a term of one year expiring March 2015, and are now payable on demand, and accrue interest at the rate of 12% per annum. The holders of the Convertible Notes, may, at their option, convert all or any portion of the outstanding principal balance of, and all accrued interest on the Convertible Notes into shares of the Company’s common stock, par value $0.001 per share, at a conversion rate of $1.00 per share. For the years ended December 31, 2021 and

SPIRITS TIME INTERNATIONAL, INC.

Notes to the Financial Statements

December 31, 2021 and 2020

2020 additional interest accrued on these Notes in the amount of $6,600 and $6,600, respectively.  During the year ended December 31, 2019, $10,000 of accrued interest was converted into 5,000 shares of Preferred Stock.  No principal has been paid on these Notes.  As of December 31, 2021 and 2020, the balance due to these related parties for these Notes was principal of $55,000 and $55,000, respectively, and accrued interest of $41,281 and $34,681, respectively. (See Note 8)

NOTE 8 – CONVERTIBLE NOTES AND LOANS PAYABLE – RELATED PARTIES

Convertible notes and loans payable – related parties consisted of the following:
	December 31, 2021	December 31, 2020
Loans payable to related parties, interest at 12% per annum, due on demand	$215,925	$180,963
Convertible notes payable to related parties, interest at 12% per annum, due on March 7, 2015 (in default), convertible into common stock at $1.00 per share	55,000	55,000
Total Convertible Notes and Loans Payable – Related Parties	270,965	235,963
Less: Current Portion	(270,965)	(235,963)
Long-Term Convertible Notes and Loans Payable – Related Parties	$-	$-

Accrued interest on the convertible notes and loans payable, related parties was $103,093 and $78,881 at December 31, 2021 and 2020, respectively.  The Company did not record beneficial conversion feature elements on the related party convertible debt due to the conversion rate of $1.00 per share being greater than the fair market value of the underlying shares on the date of issuance.

NOTE 9 – NOTES PAYABLE

Notes payable consisted of the following:

	December 31, 2021	December 31, 2020
Note payable to an unrelated individual, interest at 12% per annum, issued August 1, 2018 due November 15, 2018 (in default), unsecured	$ 10,000	$ 10,000
Note payable to an unrelated individual, interest at 12% per annum, issued December 31, 2018 due December 31, 2019 (in default), unsecured	30,000	30,000
Note payable to an unrelated individual, interest at 12% per annum, issued May 1, 2020 due May 1, 2021 (in default), unsecured	5,000	5,000
Note payable to an unrelated individual, interest at 10% per annum, issued January 20, 2021 due January 20, 2022, unsecured	10,000	-
Total Notes Payable	55,000	45,000
Less: Current Portion	(55,000)	(45,000)
Long-Term Notes Payable	$ -	$ -

Accrued interest and interest expense for these Notes as of and for the year ended December 31, 2021 totaled $8,808 and $5,191, respectively.  Accrued interest and interest expense for these Notes as of and for the year ended December 31, 2020 totaled $15,153 and $6,345, respectively.

SPIRITS TIME INTERNATIONAL, INC.

Notes to the Financial Statements

December 31, 2021 and 2020

NOTE 10 – COMMITMENTS AND CONTINGENCIES

Promissory Note Default

On April 25, 2019, the Company received a demand letter from the legal counsel representing the third-party investor holding Note (A) from Note7 that stated, among other things, that the Company has defaulted on Note (A).  The demand letter further stated that as a result of such breaches and the default remedy provisions of Note (A) set forth therein, as of April 25, 2019, the Company, owed the noteholder at least $490,767 calculated as follows:

Outstanding principal of $300,000 + accrued interest of $12,178 + $15,000 liquidated damages relating back to Note (A)’s issuance date for breach of Section 3.1 + 50% liquidated damages of $163,589 for default under Sections other than Section 3.2.

We have communicated with the noteholder regarding these matters and are under advisement from our legal counsel that, although we have defaulted on Note (A) and as such are accruing the default interest of 24% as stated within Note (A), we are not otherwise in breach of Note (A).  We are unable to predict whether we will be able to enter into a workable resolution with the noteholder.  If not, the noteholder could commence collection action against the Company and seek to foreclose on our assets and seek other remedies.  We and our legal counsel believe the likelihood of this action is remote, and therefore have not accrued for any potential damages at December 31, 2021.

NOTE 11 – EQUITY TRANSACTIONS

Common Stock

The Company has authorized 140,000,000 shares of common stock with a par value of $0.001, and had 7,361,005 common shares issued and outstanding at December 31, 2021 and 2020.

Preferred Stock

The Company has authorized 20,000,000 shares of Preferred Stock, with 50,000 shares designated as Series D Preferred Stock (“Series D”) with par value of $0.001.  Each share of Series D participates in dividends and liquidation equal to common stock, is convertible into common stock at the option of the holder on a one-for-one basis and carries 10,000 common votes on any matter submitted to common stockholder vote.  The Company had 5,000 shares of Series D issued and outstanding at December 31, 2021 and 2020.

NOTE 12 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events for the period of December 31, 2021 through the date the financial statements were issued and concluded there were no items that required recognition or disclosure in its financial statements.