Form 10-Q
period 2022-09-30
SPIRITS TIME INTERNATIONAL, INC.
filed 2022-11-21
CIK 1434737

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended

September 30, 2022.

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

The number of shares outstanding of the issuer’s common stock, $0.001 par value was 7,361,005 on November 21, 2022.

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

Item 1. – Financial Statements

As used herein, the terms “Spirits Time,” “we,” “our,” and “us” refer to Spirits Time International, Inc., a Nevada corporation, unless otherwise indicated. The condensed unaudited financial statements of the registrant for the nine months ended September 30, 2022 and 2021 follow. The condensed unaudited financial statements reflect all adjustments that are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.  All such adjustments are of a normal and recurring nature.

SPIRITS TIME INTERNATIONAL, INC.

September 30, 2022

INDEX TO FINANCIAL STATEMENTS

(Unaudited)

SPIRITS TIME INTERNATIONAL, INC.
Condensed Balance Sheets
(Unaudited)

	September 30,	December 31,
	2022	2021

ASSETS

CURRENT ASSETS

Cash and cash equivalents	$ 752	$ 186
Inventory	80,404	80,404

Total Current Assets	81,156	80,590

OTHER ASSETS

Intangible assets	275,000	275,000

TOTAL ASSETS	$ 356,156	$ 355,590

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable	$ 165,023	$ 141,444
Accounts payable - related party	9,000	9,500
Accrued interest	268,822	205,934
Accrued interest - related parties	118,959	103,093
Loans payable - related parties	230,375	215,925
Convertible notes payable - related parties	55,000	55,000
Convertible note payable	290,000	290,000
Notes payable	75,000	55,000

Total Current Liabilities	1,212,179	1,075,896

TOTAL LIABILITIES	1,212,179	1,075,896

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' DEFICIT

Preferred stock, $0.001 par value; 20,000,000 shares authorized Preferred stock designated, Series A, $0.001 par value, 1,000,000 shares authorized, 450,000 and - 0- shares issued and outstanding, respectively	450	-
Preferred stock designated, Series D, $0.001 par value, 50,000 shares authorized, 5,000 shares issued and outstanding	5	5
Common stock, $0.001 par value; 140,000,000 shares authorized, 7,361,005 shares issued and outstanding	7,361	7,361
Additional paid-in capital	962,120	942,050
Accumulated deficit	(1,825,959)	(1,669,722)

Total Stockholders' Deficit	(856,023)	(720,306)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 356,156	$ 355,590

The accompanying notes are an integral part of these condensed unaudited financial statements.

SPIRITS TIME INTERNATIONAL, INC.
Condensed Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021

NET REVENUES	$ -	$ -	$ -	$ -

OPERATING EXPENSES

Professional fees	31,662	9,140	61,531	44,431
Selling, general and administrative	2,653	3,506	6,951	7,662

Total Operating Expenses	34,315	12,646	68,482	52,093

LOSS FROM OPERATIONS	(34,315)	(12,646)	(68,482)	(52,093)

OTHER INCOME (EXPENSES)

Interest expense	(29,834)	(26,883)	(87,755)	(78,897)

Total Other Income (Expenses)	(29,834)	(26,883)	(87,755)	(78,897)

LOSS BEFORE INCOME TAXES	(64,149)	(39,529)	(156,237)	(130,990)

PROVISION FOR INCOME TAXES	-	-	-	-

NET LOSS	$ (64,149)	$ (39,529)	$ (156,237)	$ (130,990)

NET LOSS PER SHARE - BASIC AND DILUTED	$ (0.01)	$ (0.01)	$ (0.02)	$ (0.02)

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING - BASIC AND DILUTED	7,361,005	7,361,005	7,361,005	7,361,005

The accompanying notes are an integral part of these condensed unaudited financial statements.

SPIRITS TIME INTERNATIONAL, INC.
Condensed Statements of Stockholders' Deficit
(Unaudited)

	Nine Months Ended September 30, 2022
							Additional		Total
	Preferred Stock A		Preferred Stock D		Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance, December 31, 2021	-	$ -	5,000	$ 5	7,361,005	$ 7,361	$ 942,050	$ (1,669,722)	$ (720,306)

Net loss for the three months ended
March 31, 2022	-	-	-	-	-	-	-	(41,534)	(41,534)

Balance, March 31, 2022	-	$ -	5,000	$ 5	7,361,005	$ 7,361	$ 942,050	$ (1,711,256)	$ (761,840)

Net loss for the three months ended
June 30, 2022	-	-	-	-	-	-	-	(50,554)	(50,554)

Balance, June 30, 2022	-	$ -	5,000	$ 5	7,361,005	$ 7,361	$ 942,050	$ (1,761,810)	$ (812,394)

Preferred stock issued for services	450,000	$ 450	-	$ -	-	$ -	$ 20,070	$ -	$ 20,520

Net loss for the three months ended
September 30, 2022	-	-	-	-	-	-	-	(64,149)	(64,149)

Balance, September 30, 2022	450,000	$ 450	5,000	$ 5	7,361,005	$ 7,361	$ 962,120	$ (1,825,959)	$ (856,023)

	Nine Months Ended September 30, 2021
							Additional		Total
	Preferred Stock A		Preferred Stock D		Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance, December 31, 2020	-	$ -	5,000	$ 5	7,361,005	$ 7,361	$ 942,050	$ (1,488,654)	$ (539,238)

Net loss for the three months ended
March 31, 2021	-	-	-	-	-	-	-	(36,588)	(36,588)

Balance, March 31, 2021	-	$ -	5,000	$ 5	7,361,005	$ 7,361	$ 942,050	$ (1,525,242)	$ (575,826)

Net loss for the three months ended
June 30, 2021	-	-	-	-	-	-	-	(54,873)	(54,873)

Balance, June 30, 2021	-	$ -	5,000	$ 5	7,361,005	$ 7,361	$ 942,050	$ (1,580,115)	$ (630,699)

Net loss for the three months ended
September 30, 2021	-	-	-	-	-	-	-	(39,529)	(39,529)

Balance, September 30, 2021	-	$ -	5,000	$ 5	7,361,005	$ 7,361	$ 942,050	$ (1,619,644)	$ (670,228)

The accompanying notes are an integral part of these condensed unaudited financial statements.

SPIRITS TIME INTERNATIONAL, INC.
Condensed Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended
	September 30,
	2022	2021

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$ (156,237)	$ (130,990)
Adjustments to reconcile net loss to net cash
used by operating activities:
Stock based compensation	20,520	-
Changes in operating assets and liabilities:
Accounts payable and accrued interest	86,467	74,488
Accounts payable - related party	(500)	4,500
Accrued interest - related parties	15,866	16,108

Net Cash Used by Operating Activities	(33,884)	(35,894)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from notes payable	20,000	10,000
Proceeds from loans payable - related parties	14,450	25,812

Net Cash Provided by Financing Activities	34,450	35,812

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	566	(82)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	186	342

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$ 752	$ 260

SUPPLEMENTAL DISCLOSURES:

Cash paid for interest	$ 9,000	$ 6,000
Cash paid for income taxes	$ -	$ -

The accompanying notes are an integral part of these condensed unaudited financial statements.

SPIRITS TIME INTERNATIONAL, INC.

Notes to the Condensed Financial Statements

September 30, 2022

(Unaudited)

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial statements at September 30, 2022 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed unaudited financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2021 audited financial statements.  The results of operations for the period ended September 30, 2022 are not necessarily indicative of the operating results for the full year.

Loss Per Share - The computations of basic loss per share of common stock are based on the weighted average number of shares outstanding at the date of the financial statements. During the nine months ended September 30, 2022 and 2021, the Company had warrants outstanding that are exercisable into 264,084 shares of common stock, and convertible debt outstanding that is convertible into 1,429,849 shares of common stock.  The common stock issuable from the warrants and convertible debt was not included, as it would be anti-dilutive due to continuing losses.

Three Months Ended	Loss (Numerator)	Shares (Denominator)	Per Share Amount
September 30, 2022	$ (64,149)	7,361,005	$ (0.01)
September 30, 2021	$ (39,529)	7,361,005	$ (0.01)

Nine Months Ended	Loss (Numerator)	Shares (Denominator)	Per Share Amount
September 30, 2022	$ (156,237)	7,361,005	$ (0.02)
September 30, 2021	$ (130,990)	7,361,005	$ (0.02)

Inventory - Inventory consists of bottled tequila acquired in the acquisition of the Tequila Alebrijes products and intangibles and is held by a third-party tequila production warehouse in Tequila Jalisco, Mexico. Inventory is stated at lower of cost or net realizable value, with cost being determined on the first-in, first-out (“FIFO”) method. As of September 30, 2022, and December 31, 2021, the Company had finished goods bottled tequila inventory on-hand totaling $80,404. The Company has determined that no reserve for obsolete or slow-moving inventory is necessary as of September 30, 2022 or December 31, 2021.

NOTE 2 – INTANGIBLE ASSETS

Intangible assets consist of the Tequila Alebrijes brand name, trademark, and property rights totaling $275,000.  The Company has determined that no impairment of intangible assets is necessary as of September 30, 2022 or December 31, 2021.

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

September 30, 2022

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

NOTE 4 – RELATED PARTY LOANS AND OTHER TRANSACTIONS

During the nine months ended September 30, 2022 and 2021, the Company received loans in the amount of $14,450 and $25,812, respectively, from related parties of the Company.  These loans accrue interest at the rate of 12% per annum, are due on demand and are not convertible into common stock of the Company.  The balances due on non-convertible loans payable to related parties were principal of $230,375 and $215,925 plus accrued interest of $72,742 and $61,812 as of September 30, 2022 and December 31, 2021, respectively.  During the nine months ended September 30, 2022 and 2021, interest in the amount of $9,000 and $6,000, respectively, was paid.

Beginning August 2017, the Company entered into an oral agreement to pay the Company’s sole director $500 per month as payment for use of his personal residence as the Company’s office and mailing address.  The Company has recorded rent expense of $4,500 during each of the nine months ended September 30, 2022 and 2021 which is included in the selling, general and administrative expenses on the statements of operations. The amount payable at December 31, 2021 was $9,500.  During the nine months ended September 30, 2022 the Company paid $5,000, resulting in $9,000 payable at September 30, 2022.

In March 2014, the Company issued a $40,000 convertible promissory note to the sole officer and director of the Company and a $15,000 convertible promissory note to another affiliated shareholder (the “Convertible Notes”). The Convertible Notes had a term of one year expiring March 2015, are now payable on demand, and accrue interest at the rate of 12% per annum. The holders of the Convertible Notes, may, at their option, convert all or any portion of the outstanding principal balance of, and all accrued interest on the Convertible Notes into shares of the Company’s common stock, par value $0.001 per share, at a conversion rate of $1.00 per share.  During the year ended December 31, 2019, $10,000 of accrued interest was converted into 5,000 shares of Preferred Stock.  No principal has been paid on these Notes.  As of September 30, 2022 and December 31, 2021, the balance due to these related parties for these Notes was principal of $55,000 and accrued interest of $46,218 and $41,281, respectively.

On August 24, 2022, the Company issued 300,000 shares of Preferred Series A stock to directors of the Company for review of potential business opportunities.

On August 24, 2022, the Company issued 50,000 shares of Preferred Series A stock to an unaffiliated individual for review of potential business opportunities.  On October 11, 2022 this unaffiliated individual was appointed as a director of the Company.

SPIRITS TIME INTERNATIONAL, INC.

Notes to the Condensed Financial Statements

September 30, 2022

(Unaudited)

Convertible notes and loans payable – related parties consisted of the following:

	September 30, 2022	December 31, 2021
Loans payable to related parties, interest at 12% per annum, due on demand	$230,375	$215,925
Convertible notes payable to related parties, interest at 12% per annum, due on March 7, 2015 (in default), convertible into common stock at $1.00 per share	55,000	55,000
Total Convertible Notes and Loans Payable – Related Parties	285,375	270,925
Less: Current Portion	(285,375)	(270,925)
Long-Term Convertible Notes and Loans Payable – Related Parties	$-	$-

Accrued interest on the convertible notes and loans payable, related parties was $118,960 and $103,093 at September 30, 2022 and December 31, 2021, respectively.  The Company did not record beneficial conversion feature elements on the related party convertible debt due to the conversion rate of $1.00 per share being greater than the fair market value of the underlying shares on the date of issuance.

NOTE 5 – CONVERTIBLE PROMISSORY NOTES

The Company has a collateralized convertible debt obligation with an unaffiliated entity outstanding at September 30, 2022 and December 31, 2021 as follows:

Note (A)	Principal(1)	Less Debt Discount	Plus Premium	Net Note Balance	Accrued Interest

September 30, 2022	$ 290,000	$ -	$ -	$ 290,000	$ 248,095
December 31, 2021	$ 290,000	$ -	$ -	$ 290,000	$ 190,781

(1)Collateralized by the Company’s assets, including accounts receivable, cash and equivalents, inventory, property, equipment, intangibles.  At September 30, 2022 and December 31, 2021, the Company’s assets consisted of cash and equivalents of $752 and $186, respectively, inventory of $80,404, and intangible assets of $275,000, for total carrying value of $356,156 and $355,590, respectively.

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

SPIRITS TIME INTERNATIONAL, INC.

Notes to the Condensed Financial Statements

September 30, 2022

(Unaudited)

Along with the Note, on the Date of Issuance the Company issued Common Stock Purchase Warrants (the “Warrants”), exercisable immediately with an expiration date of September 24, 2023. As of September 30, 2022, 264,084 Warrants were available related to the Note at an exercise price of $0.568 per share.  The note proceeds of $300,000 were allocated between the fair value of the promissory note ($300,000) and the Warrants ($86,750), resulting in a debt discount of $67,292.  As the warrants were exercisable immediately, this debt discount was amortized in its entirety to interest expense on the Date of Issuance.

During the year ended December 31, 2019, the Company paid $10,000 towards principal on the Note, and $12,350 of accrued interest and $250 in conversion fees ($12,600 total) was converted into 30,000 shares of common stock.

NOTE 6 – NOTES PAYABLE

Notes payable consisted of the following:

	September 30, 2022	December 31, 2021

Note payable to an unrelated individual, interest at 12% per annum, issued August 1, 2018 due November 15, 2018 (in default), unsecured	$10,000	$10,000

Note payable to an unrelated individual, interest at 12% per annum, issued December 31, 2018 due December 31, 2019 (in default), unsecured	30,000	30,000

Note payable to an unrelated individual, interest at 12% per annum, issued May 1, 2020 due May 1, 2021 (in default), unsecured	5,000	5,000

Note payable to an unrelated individual, interest at 10% per annum, issued January 20, 2021 due January 20, 2022 (in default), unsecured	10,000	10,000

Note payable to an unrelated individual, interest at 8% per annum, issued March 18, 2022 due March 18, 2023, unsecured	10,000	-

Note payable to an unrelated entity, interest at 8% per annum, issued April 20, 2022 due April 20, 2023, unsecured	10,000	-

Total Notes Payable	75,000	55,000
Less: Current Portion	(75,000)	(55,000)
Long-Term Notes Payable	$-	$-

Accrued interest and interest expense for these Notes as of and for the year ended December 31, 2021 totaled $15,153 and $6,345, respectively.  Accrued interest and interest expense for these Notes as of and for the nine months ended September 30, 2022 totaled $20,727 and $5,574, respectively.

SPIRITS TIME INTERNATIONAL, INC.

Notes to the Condensed Financial Statements

September 30, 2022

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

We have communicated with the noteholder regarding these matters and are under advisement from our legal counsel that, although we have defaulted on Note (A) and as such are accruing the default interest of 24% as stated within Note (A), we are not otherwise in breach of Note (A).  We are unable to predict whether we will be able to enter into a workable resolution with the noteholder.  If not, the noteholder could commence collection action against the Company and seek to foreclose on our assets and seek other remedies.  We and our legal counsel believe the likelihood of this action is remote, and therefore have not accrued for any potential damages at September 30, 2022 and December 31, 2021.

NOTE 8 – EQUITY TRANSACTIONS

Common Stock

The Company has authorized 140,000,000 shares of common stock with a par value of $0.001.  There were no common stock transactions during the nine months ended September 30, 2022 or 2021, resulting in 7,361,005 common shares issued and outstanding at September 30, 2022 and December 31, 2021.

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

On August 24, 2022, the Company issued 450,000 shares of its Series A Preferred Stock for services rendered to the Company. The shares were valued at $20,520. This amount is included in professional fees on the Statement of Operations for the three and nine months ended September 30, 2022. The Company had 450,000 shares of Series A Preferred issued and outstanding at September 30, 2022 and none issued at December 31, 2021.

The Company has also designated 50,000 shares as Series D Preferred Stock (“Series D”) with par value of $0.001. Each share of Series D participates in dividends and liquidation equal to common stock, is convertible into common stock at the option of the holder on a one-for-one basis and carries 10,000 common votes on any matter submitted to common stockholder vote. The Company had 5,000 shares of Series D issued and outstanding at September 30, 2022 and December 31, 2021.

NOTE 9 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events from September 30, 2022 through the date the financial statements were issued and concluded there were no items that required recognition or disclosure in its financial statements.

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

Three and nine months ended September 30, 2022 compared to the three and nine months ended September 30, 2021

For the three and nine months ended September 30, 2022 and 2021, the Company had no revenue.  For the three months ended September 30, 2022, the Company incurred $31,662 of professional fees compared to $9,140 for the three months ended September 30, 2021.  For the nine months ended September 30, 2022, the Company incurred 61,531 of professional fees compared to $44,431 for the nine months ended September 30, 2021.  Such expenses consist primarily of legal and accounting fees, service fees for reviews of potential business opportunities, and annual fees required to maintain the Company’s corporate status.  For the three months ended September 30, 2022, the Company incurred $2,653 of selling, general and administrative expenses compared to $3,506 for the three months ended September 30, 2021.  For the nine months ended September 30, 2022, the Company incurred $6,951 of selling, general and administrative expenses compared to $7,662 for the nine months ended September 30, 2021.  For the three months ended September 30, 2022, the Company incurred $29,834 of interest expense on all notes payable compared to $26,883 for the three months ended September 30, 2021.  For the nine months ended September 30, 2022, the Company incurred $87,755 of interest expense on all notes payable compared to $78,897 for the nine months ended September 30, 2021.

As a result of the foregoing, the Company incurred a loss of $61,149 and $39,529, respectively, for the three months ended September 30, 2022 and 2021 and a loss of $156,237 and $130,990, respectively, for the nine months ended September 30, 2022 and 2021.

Liquidity

As of September 30, 2022, the Company had $752 of cash and negative working capital of $1,131,023.  This compares with cash of $186 and negative working capital of $995,306 as of December 31, 2021.

For the nine months ended September 30, 2022, the Company used cash of $33,884 in operations consisting of the loss of $156,237 and a decrease in accounts payable – related party of $500 which was offset by changes in accounts payable and accrued interest of $86,467, changes in accrued interest due to related parties of $15,866, and changes in stock based compensation of $20,520.  This compares with $35,894 used in operations for the nine months ended September 30, 2021 consisting of the loss of $130,990 which was offset by changes in accounts payable and accrued interest of $74,488, changes in accounts payable – related party of $4,500, and changes in accrued interest due to related parties of $16,108.

There were no investing activities during the nine months ended September 30, 2022 and 2021.

For the nine months ended September 30, 2022, financing activities provided $34,450 which consisted of proceeds from notes payable of $20,000 and proceeds from loans payable to related parties of $14,450.  For the nine months ended September 30, 2021, financing activities provided $35,812 which consisted of proceeds from notes payable of $10,000 and proceeds from loans payable to related parties of $25,812.

As a result of the foregoing, there was an increase in cash of $566 for the nine months ended September 30, 2022 from the cash on hand as of December 31, 2021.

From the date of inception (October 18, 2005) to September 30, 2022, the Company has accumulated a deficit of $ 1,825,959, most of which were expenses relating to the initial development of the Company and maintaining reporting company status with the SEC. In order to survive as a going concern, the Company will require additional capital investments or borrowed funds to meet cash flow projections and carry forward our business objectives. There can be no guarantee or assurance that we can raise adequate capital from outside sources to fund the proposed business. Failure to secure additional financing would result in business failure and a complete loss of any investment made into the Company.

Our ability to continue as a going concern in the next 12 months depends on our ability to obtain sources of capital to fund our continuing operations and to fund our operations in the beverage industry. As of September 30, 2022, our remaining cash balance is not sufficient to cover our current liabilities, obligations and working capital needs for the balance of 2022. We will continue to rely on loans from management and/or affiliated shareholders or we may raise additional capital through an interim financing to meet our general cash flow requirements until such time as we are able to complete the acquisition of an operating company.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On August 24, 2022, the Company issued 450,000 shares of its Series A Preferred Stock for services rendered to the Company totaling $20,520.

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

Date: November 21, 2022Spirits Time International, Inc.

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