Form 10-K
period 2022-12-31
SPIRITS TIME INTERNATIONAL, INC.
filed 2023-04-17
CIK 1434737

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

________________

FORM 10-K

☑ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2022

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

As of June 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the outstanding shares of the registrant's common stock held by non-affiliates was 591,627, based upon a closing price of $0.54 per common share.

As of April 14, 2023, the Registrant had outstanding 7,361,005 shares of Common Stock with a par value of $0.001 per share.

DOCUMENTS INCORPORATED BY REFERENCE

    List hereunder the following documents if incorporated by reference and the part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated:  (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933.  The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 31, 2022).

None.

INDEX

SPIRITS TIME INTERNATIONAL, INC.

PART I.

Cautionary Note

This Annual Report on Form 10-K contains forward-looking statements which are subject to a number of risks and uncertainties. All statements that are not historical facts are forward-looking statements, including statements about our business strategy, the effect of Generally Accepted Accounting Principles ("GAAP") pronouncements, uncertainty regarding our future operating results and our profitability, anticipated sources of funds and all plans, objectives, expectations and intentions and the statements regarding future potential revenue, gross margins and our prospects for fiscal 2023. These statements appear in a number of places and can be identified by the use of forward-looking terminology such as "may," "will," "should," "expect," "plan," "anticipate," "believe," "estimate," "predict," "future," "intend," or "certain" or the negative of these terms or other variations or comparable terminology, or by discussions of strategy.

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

The Assets acquired were certain “Tequila Alebrijes Products and Property Rights.”  We did not acquire an ownership interest in or any ongoing operation of Human Brands.  We did not merge with or acquire an equity interest in Human Brands.  We made no changes in our officers or directors as a result of the Asset Acquisition Transaction.  We did not hire any employee of Human Brands.  The transaction was essentially the acquisition of certain rights to distribute, rights to use a brand and a limited amount of inventory.  Human Brands is involved in the marketing of other beverage products and brands in which we have no ownership or other interest.

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

Current projections anticipate that the tequila market will continue to grow through at least 2028. Although data as reported by Forbes suggests that the coronavirus ("COVID‐19") outbreak has not negatively impacted the alcoholic beverage industry, the extent of the impact of  COVID-19 on the financial performance of the Company will depend on future developments, including the duration and spread of the outbreak and related advisories and restrictions, and the impact of COVID‐19 on the overall economy, all of which are highly uncertain and cannot be predicted. If the overall economy is impacted for an extended period, the Company’s future operating results may be materially adversely affected.

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

Production and Supplier

The Tequila Alebrijes product is produced by Autentica Tequilera, SA.de.CV (the “Producer”) in Tequila Jalisco, Mexico. The Producer is not affiliated with the Company. In addition to our inventory previously stored at the Producer’s facilities, we have been informed that the Producer has the ability to continue to supply the Company with product as needed.

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

Properties

Currently, as we are building our lines of distributions and potentially acquiring other brands, we are operating out of the business office of Mark Scharmann, our president.  We do not anticipate that in the foreseeable future we will store products in our own facilities but will arrange for products to be shipped directly from the producer or supplier to ultimate distributor.  Accordingly, we do not anticipate that, at least in the foreseeable future, we will be required to obtain warehouse facilities to store products.  As our business grows, and as we hire employees and agents, we anticipate that we will require additional office facilities.

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

The Company’s common stock is included on the OTC Pink Marketplace under the symbol “SRSG.”  On April 14, 2023, the published closing price was $0.4636 for the Company’s common stock on the OTC Pink Marketplace.

At December 31, 2022, there were approximately 40 holders of record of the Company’s common stock, as reported by the Company’s transfer agent.  In computing the number of holders of record, each broker-dealer and clearing corporation holding shares on behalf of its customers is counted as a single stockholder.

The following represents trading ranges per quarter.

Quarter Ending3/31/2021High   $1.60  Low $1.19

Quarter Ending 6/30/2021  High   $1.25  Low $0.60

Quarter Ending 9/30/2021High   $1.70  Low $1.00

Quarter Ending 12/31/2021High   $1.20  Low $1.00

Quarter Ending3/31/2022High   $1.20  Low $0.54

Quarter Ending 6/30/2022  High   $1.30  Low $0.54

Quarter Ending 9/30/2022High   $6.00  Low $0.55

Quarter Ending 12/31/2022High   $4.75  Low $0.80

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

Recent Sales of Unregistered Securities

On August 24, 2022, the Company issued 450,000 shares of its Series A Preferred Stock for services rendered to the Company totaling $20,520.

Issuer Purchases of Equity Securities

We have not adopted a stock repurchase plan and we did not purchase any shares of our equity securities during the 2022 fiscal year.

ITEM 6	[RESERVED]

ITEM 7	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion is intended to assist in the understanding and assessment of significant changes and trends related to the results of operations and financial condition of Spirits Time International, Inc. for the years ended December 31, 2022 and 2021.

The Report of Independent Registered Public Accounting Firm on the Company’s 2022 audited financial statements addresses an uncertainty about the Company’s ability to continue as a going concern, indicating that the Company has incurred losses since its inception and has no on-going operations.  The report further indicates that these factors raise substantial doubt about the Company’s ability to continue as a going concern.  At December 31, 2022, the Company had a working capital deficit of $1,261,414 and a stockholders’ deficit of $986,414.  The Company incurred net losses of $286,628 and $181,068 for its fiscal years ended December 31, 2022 and 2021, respectively.  Our primary creditor has claimed a default under the Promissory Note we issued to such creditor.  The Company has not entered into any agreements or arrangements for the provision of additional debt or equity financing and there can be no assurance that it will be able to obtain the additional debt or equity capital required to continue its operations.

Critical Accounting Estimates

The preparation of financial statements in conformity with generally accepted accounting principles of the United States (“GAAP”) requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses in the financial statements and accompanying notes. Critical accounting estimates are those estimates made in accordance with GAAP that involve a significant level of estimation uncertainty and have had or are reasonably likely to have a material impact on the financial condition or results of operations of the Company. Based on this definition, we not identified any critical accounting estimates. We also have other key accounting policies, which involve the use of estimates, judgments, and assumptions that are significant to understanding our results which are found in Note 2 – Significant Accounting Policies of the accompanying financial statements. Although we believe that our estimates, assumptions, and judgments are reasonable, they are based upon information presently available. Actual results may differ significantly from these estimates under different assumptions, judgments, or conditions.

Liquidity and Capital Resources. As of December 31, 2022, we had cash of $707 and a negative working capital of $1,261,414.  This compares with cash of $186 and negative working capital of $995,306 as of December 31, 2021.

Net cash used by operating activities totaled $38,929 for the year-ended December 31, 2022 consisting of a loss from operations of $286,628 which was offset by a stock based compensation of $20,520, loss on impairment of inventory of $80,404, a change in accounts payable and accrued interest of $121,184, a change in accounts payable – related party of $1,000, and a change in accrued interest – related parties of $24,591.  This compares with net cash used by operating activities totaling $45,118 for the year-ended December 31, 2021 consisting of a loss from operations of $181,068 which was offset by a change in accounts payable and accrued interest of $105,738, a change in accounts payable – related party of $6,000, and a change in accrued interest – related parties of $24,212.

There were no investing activities for the years ended December 31, 2022 and 2021.

Net cash provided by financing activities totaled $39,450 for the year-ended December 31, 2022 consisting of proceeds from loans payable - related parties of $19,450 and proceeds from notes payable of $20,000.  This compares with net cash provided by financing activities totaling $44,926 for the year-ended December 31, 2021 consisting of proceeds from loans payable - related parties of $34,962 and proceeds from notes payable of $10,000.

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

Results of Operations. We did not have revenue for either the year-ended December 31, 2022 or 2021.  For the year-ended December 31, 2022, we incurred professional fees of $78,337.  For the year-ended December 31, 2021, we incurred professional fees of $50,410.  For the year-ended December 31, 2022, we incurred $10,077 of administrative expenses compared to $10,586 for the year-ended December 31, 2021.  For the year-ended December 31, 2022 we recorded an impairment loss on inventory of $80,404 and we incurred interest expense of $117,810. For the year-ended December 31, 2021 we incurred interest expense of $120,072.

As a result of the foregoing, we incurred a loss of $286,628 for the year-ended December 31, 2022 compared to a loss of $181,068 for the year-ended December 31, 2021. Since incorporation we have accumulated a deficit of $1,956,350.

Off-Balance Sheet Arrangements. None

Contractual Obligations.  None

Recent Accounting Pronouncements

We have reviewed accounting pronouncements issued during the past two years and have adopted any that are applicable to our company.  We have determined that none had a material impact on our financial position, results of operations, or cash flows for the years ended December 31, 2022 and 2021.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2022, these disclosure controls and procedures were ineffective to ensure that all information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rule and forms; and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting.  Based on our evaluation, management concluded that our internal control over financial reporting was ineffective for both of our fiscal years ended December 31, 2022 and December 31, 2021.  A material weakness in internal control over financial reporting is defined by the Public Company Accounting Oversight Board’s Audit Standard No. 5 as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis.  A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of our financial reporting.  Management has determined that our lack of segregation of duties constitutes a material weakness, as our sole officer, director, and employee is the same person.  Due to the size and operations of the Company, we are unable to remediate this deficiency until we acquire or merge with another company, or have sufficient resources to hire additional personnel.

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

Changes in Internal Controls

There have been no changes in our internal control over financial reporting that occurred during our fiscal year ended December 31, 2022 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

ITEM 9B	OTHER INFORMATION.

NONE

PART III

ITEM 10	DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table indicates the name, age, and position held by each of our officers and directors.

Name	Age	Positions Held
Mark Scharmann	64	President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer, Director
Doug Morris	67	Vice President of Corporate Development, Director
Thomas Garrison	65	Director

The term of office for each director is one year, or until the next annual meeting of the shareholders.

Biographical Information

Certain biographical information with respect to the Company’s officers and directors is set forth below.

Mark A. Scharmann –For the past several years Mr. Scharmann has been a private investor in residential real estate and private and public companies.  Mr. Scharmann became interested in investing in emerging growth companies in December 1979 while attending Weber State College. He compiled and edited a publication titled Digest of Stocks Listed on the Intermountain Stock Exchange (Library of Congress Cat. No. 80-82407). In 1981, he compiled and edited an industry directory called the OTC Penny Stock Digest (Library of Congress Cat. No. 80-82471). For the past several years Mr. Scharmann has also consulted with both public and privately held companies relating to management, mergers and acquisitions, debt and equity financing, capital market access, and introductions to investor relations groups. In addition to being an officer and director of the Company, Mr. Scharmann is an officer and director of Bioethics, LTD., a shell company listed on the OTC Markets under the symbol (“BOTH”). He is an officer of Roycemore Corporation, a private firm specializing in the development and acquisition of self-storage facilities. Mr. Scharmann is a co-founder of wffl.com and wasatchbasketballleague.com, both youth sports information web sites. He graduated from Weber State University, Ogden, UT in 1997 with a Bachelors of Integrated Studies Degree in Business, Psychology and Health Education.

Doug Morris – Mr. Morris is a co-founder of Bio-Path Holdings, Inc. (“Bio-Path”) and has served as a director of Bio-Path since 2007 and served as an officer from 2007 to June 2014. Mr. Morris also currently serves as the Director of Investor Relations and the Secretary of Bio-Path. Mr. Morris previously served as a co-founder, Managing Member, and Secretary of nCAP Holdings, LLC (nCAP), a privately held technology based company from September 2013 to January 2016. Between 1993 and 2010, Mr. Morris was an officer and director of Celtic

Investment, Inc., a financial services company. Mr. Morris owned and operated Hyacinth Resources, LLC (“Hyacinth”), a business-consulting firm, from 1990 until September 2018, and is also a Managing Member of Sycamore Ventures, LLC, a privately held consulting firm. Mr. Morris has a B.A. from Brigham Young University, and attended the University of Southern California Master’s program in public administration.

Thomas Garrison – Dr. Garrison graduated from the Uniformed Services University of the Health Sciences with his MD degree in 1982 after which he completed a residency in Emergency Medicine.  As a flight surgeon in the USAF he participated in the F-16 medical operations and served as consultant to the USAF Command Surgeon General.

He received residency training in Emergency Medicine and served in this capacity to complete his military service.  Dr. Garrison then practiced Emergency Medicine for another 20 years mostly in Ogden, UT within the Intermountain Health Care (IHC) system.  He served as department chair for 5 years, served on the Executive Committee and was the founding director of the IHC Emergency Medicine Clinical Programs.

Dr. Garrison entered the aesthetics market in 1998 when he founded Laser Aesthetics, LLC which provided laser hair removal services.  He later consulted for Advanced Laser Clinics, LLC and American Laser Centers, LLC.

Dr. Garrison founded Aesthetic Physicians, PC (APPC) in 2008, which is the medical practice of Sono Bello.  Sono Bello offers awake laser assisted body sculpting (primarily liposuction) with some 70 centers nationwide.

As an entrepreneur Dr. Garrison was a founder and initial Board member of Bio-Path Holdings, Inc., a biotech company affiliated with the MD Anderson Cancer Center in Houston, TX.  He is a major shareholder in CAPPA which provides dietary and health education services primarily to state departments of health.  Dr. Garrison is an active investor in several other companies, mostly medically related.

Spirits Time International, Inc.’s Officers and Directors have not been involved, during the past five years, in any bankruptcy, conviction or criminal proceedings; have not been subject to any order, judgment, or decree, not subsequently reversed or suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting their involvement in any type of business, securities or banking activities; and have not been found by a court of competent jurisdiction, the Commission or the Commodity Futures trading Commission to have violated a federal or state securities or commodities law.

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

ITEM 11	EXECUTIVE COMPENSATION.

Summary Compensation Table

	Annual Compensation				Long-Term Compensation
Name and Principal Position	Year	Salary ($)	Bonus	Other Annual Compensation ($)	Restricted Stock Awards ($)	Securities Underlying Options (#)	LTIP Payouts ($)	All Other Compensation ($)

Mark A. Scharmann	2021	-	-	-	-	-	-	-
Officer and Director	2022	-	-	-	-	-	-	-

There has been no cash payment paid to the executive officer for services rendered in all capacities to us for the periods ended December 31, 2022 and 2021. There has been no compensation awarded to, earned by, or paid to the executive officer by any person for services rendered in all capacities to us for the fiscal periods ended December 31, 2022 and 2021.  No compensation is anticipated within the next six months to any officer or director of the Company.

Stock Option Grants

The Company has not granted any stock options to the executive officers during the most recent fiscal period ended December 31, 2022.

ITEM 12	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table provides the name of each person or entity known to Spirits Time International, Inc. to own more than 5% of the outstanding common stock as of December 31, 2022, and by the Officers and Directors, individually and as a group. Except as otherwise indicated, all shares are owned directly.  On such date there were 7,361,005 shares of the Company’s common stock issued and outstanding.

Title Of Class	Name and Title of Beneficial Owner of Shares	Amount of Beneficial Ownership	%

Common	Mark A. Scharmann, President and Director	3,061,553	41.59%
Common	Thomas Garrison, Director (1)	61,553	0.84%
Common	Human Brands International, Inc.	3,203,846	43.52%
	All Directors and Officers as a group	3,123,106	42.43%

(1) Includes 61,553 shares held by Garrison Capital, LLC

ITEM 13	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

During the year ended December 31, 2022, related parties of the Company loaned a total of $19,450 to the Company in order to pay for expenses and continue the reporting requirements with the Securities and Exchange Commission.  During the year ended December 31, 2022 interest in the amount of $9,000 was paid on these loans.  The balance due to these related parties was $290,375 plus accrued interest of $127,684 as of December 31, 2022.

Beginning August 2017, the Company entered into an oral agreement to pay the Company’s President $500 per month as payment for use of his personal residence as the Company’s office and mailing address.

Our board of directors consists of three persons: Mark Scharmann, Doug Morris, and Thomas Garrison. Mark Scharmann and Doug Morris are not “independent” because they are officers of the Company.

ITEM 14	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The amounts paid to our independent auditing firm for each of the past two calendar years are as follows:

 2022 2021

Auditing                         $14,069$14,000

Audit-related services        -           -

Tax services                           2,800                        -

Other services[2]____ -____         _____-___

 Total                               $16,869$14,000

PART IV

ITEM 15	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.
(a)	The following documents have been filed as a part of this Annual Report on Form 10-K.

1.	Financial Statements
Page
Report of Independent Registered Public Accounting Firm (PCAOB ID 6117)	F-1
Balance Sheets	F-3
Statements of Operations	F-4
Statements of Stockholders' Deficit	F-5
Statements of Cash Flows	F-6
Notes to Financial Statements	F-7-12

2.	Financial Statement Schedules.

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

Date: April 17, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Spirits Time International, Inc.

Ogden, UT

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Spirits Time International, Inc. (the Company) as of December 31, 2022 and 2021, and the related statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Consideration of the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered recurring losses since inception, has a working capital deficit, and has not achieved profitable operations, which raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are described in Note 4. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Going Concern – Disclosure

The financial statements of the Company are prepared on a going concern basis, which assumes that the Company will continue in operation for the foreseeable future and, accordingly, will be able to realize its assets and discharge its liabilities in the normal course of operations. As noted in “Going Concern Considerations” above, the Company has a history of recurring net losses, a significant accumulated deficit and currently has net working capital deficit. The Company has contractual obligations such as commitments for repayments of accounts and notes payable and accrued interest (collectively “obligations”). Currently management’s forecasts and related assumptions illustrate their intent to meet the obligations through management of expenditures, obtaining additional financing through loans from related and unrelated parties, and private placements of capital stock for additional funding to meet its operating needs. Should there be constraints on the ability to access financing through stock issuances, the Company will continue to manage cash outflows and meet the obligations through related and unrelated party loans.

We identified management’s assessment of the Company’s ability to continue as a going concern as a critical audit matter. Management made judgments surrounding the Company’s intent to effectively implement its plans and provide the necessary cash flows to fund the Company’s obligations as they become due. Specifically, the judgments with the highest degree of impact and subjectivity in determining that the Company’s ability and intent to effectively implement its plans  include its ability and intent to manage expenditures, access funding from the capital market, and obtain loans from related and unrelated parties. Auditing the judgments made by management required a high degree of auditor judgment and an increased extent of audit effort.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the financial statements. These procedures included the following, among others evaluating the Company’s ability and intent to: (i) access funding from the capital market; (ii) manage expenditures, and (iii) obtain loans from related and unrelated parties.

/s/ Pinnacle Accountancy Group of Utah

We have served as the Company’s auditor since 2018.

Pinnacle Accountancy Group of Utah

(a dba of Heaton & Co., PLLC)

Farmington, Utah

April 17, 2023

SPIRITS TIME INTERNATIONAL, INC.
Balance Sheets

	December 31,	December 31,
	2022	2021

ASSETS

CURRENT ASSETS

Cash and cash equivalents	$ 707	$ 186
Inventory	-	80,404

Total Current Assets	707	80,590

OTHER ASSETS

Intangible assets	275,000	275,000

TOTAL ASSETS	$ 275,707	$ 355,590

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable	$ 178,409	$ 141,444
Accounts payable - related party	10,500	9,500
Accrued interest	290,153	205,934
Accrued interest - related parties	127,684	103,093
Loans payable - related parties	235,375	215,925
Convertible notes payable - related parties	55,000	55,000
Convertible note payable	290,000	290,000
Notes payable	75,000	55,000

Total Current Liabilities	1,262,121	1,075,896

TOTAL LIABILITIES	1,262,121	1,075,896

COMMITMENTS AND CONTINGENCIES (NOTE 9)	-	-

STOCKHOLDERS' DEFICIT

Preferred stock, $0.001 par value; 20,000,000 shares authorized Preferred stock designated, Series A, $0.001 par value, 1,000,000 shares authorized, 450,000 and -0- shares issued and outstanding, respectively	450	-
Preferred stock designated, Series D, $0.001 par value, 50,000 shares authorized, 5,000 shares issued and outstanding	5	5
Common stock, $0.001 par value; 140,000,000 shares authorized, 7,361,005 shares issued and outstanding	7,361	7,361
Additional paid-in capital	962,120	942,050
Accumulated deficit	(1,956,350)	(1,669,722)

Total Stockholders' Deficit	(986,414)	(720,306)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 275,707	$ 355,590

The accompanying notes are an integral part of these audited financial statements.

SPIRITS TIME INTERNATIONAL, INC.
Statements of Operations

	For the Years Ended
	December 31,
	2022	2021

NET REVENUES	$ -	$ -

OPERATING EXPENSES

Professional fees	78,337	50,410
Selling, general and administrative	10,077	10,586

Total Operating Expenses	88,414	60,996

LOSS FROM OPERATIONS	(88,414)	(60,996)

OTHER INCOME (EXPENSES)

Impairment loss on inventory	(80,404)	-
Interest expense	(117,810)	(120,072)

Total Other Income (Expenses)	(198,214)	(120,072)

LOSS BEFORE INCOME TAXES	(286,628)	(181,068)

PROVISION FOR INCOME TAXES	-	-

NET LOSS	$ (286,628)	$ (181,068)

NET LOSS PER SHARE - BASIC AND DILUTED	$ (0.04)	$ (0.02)

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING - BASIC AND DILUTED	7,361,005	7,361,005

The accompanying notes are an integral part of these audited financial statements.

SPIRITS TIME INTERNATIONAL, INC.
Statements of Stockholders' Deficit
For the Years ended December 31, 2022 and 2021

							Additional		Total
	Preferred Stock A		Preferred Stock D		Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance, January 1, 2021	-	$ -	5,000	$ 5	7,361,005	$ 7,361	$ 942,050	$ (1,488,654)	$ (539,238)

Net loss for the year ended
December 31, 2021	-	-	-	-	-	-	-	(181,068)	(181,068)

Balance, December 31, 2021	-	$ -	5,000	$ 5	7,361,005	$ 7,361	$ 942,050	$ (1,669,722)	$ (720,306)

Preferred stock issued for services	450,000	450	-	-	-	-	20,070	-	20,520

Net loss for the year ended
December 31, 2022	-	-	-	-	-	-	-	(286,628)	(286,628)

Balance, December 31, 2022	450,000	$ 450	5,000	$ 5	7,361,005	$ 7,361	$ 962,120	$ (1,956,350)	$ (986,414)

The accompanying notes are an integral part of these audited financial statements.

SPIRITS TIME INTERNATIONAL, INC.
Statements of Cash Flows

	For the Years Ended
	December 31,
	2022	2021

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$ (286,628)	$ (181,068)
Adjustments to reconcile net loss to net cash
used by operating activities:
Stock based compensation	20,520	-
Impairment loss on inventory	80,404
Changes in operating assets and liabilities:
Accounts payable and accrued interest	121,184	105,738
Accounts payable - related party	1,000	6,000
Accrued interest - related parties	24,591	24,212

Net Cash Used by Operating Activities	(38,929)	(45,118)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from notes payable	20,000	10,000
Proceeds from loans payable - related parties	19,450	34,962

Net Cash Provided by Financing Activities	39,450	44,962

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	521	(156)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	186	342

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$ 707	$ 186

SUPPLEMENTAL DISCLOSURES:

Cash paid for interest	$ 9,000	$ 6,000
Cash paid for income taxes	$ -	$ -

The accompanying notes are an integral part of these audited financial statements.

SPIRITS TIME INTERNATIONAL, INC.

Notes to the Financial Statements

December 31, 2022 and 2021

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

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Loss Per Share - The computations of basic loss per share of common stock are based on the weighted average number of shares outstanding during the periods presented. At December 31, 2022 and 2021, the Company had warrants outstanding that are exercisable into 264,084 shares of common stock, and convertible debt outstanding that is convertible into 1,194,633 shares of common stock.  The common stock issuable from the warrants and convertible debt was not included, as it would be anti-dilutive due to continuing losses.

Year Ended	Loss (Numerator)	Shares (Denominator)	Per Share Amount
December 31, 2022	$ (286,628)	7,361,005	$ (0.04)
December 31, 2021	$ (181,068)	7,361,005	$ (0.02)

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

Recently-Issued Pronouncements - We have reviewed accounting pronouncements issued during the past two years and have adopted any that are applicable to our company.  We have determined that none had a material impact on our financial position, results of operations, or cash flows for the years ended December 31, 2022 and 2021.

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

Concentration of Risk - Cash - The Company at times may maintain a cash balance in excess of insured limits. At December 31, 2022 and 2021, the Company has no cash in excess of insured limits.

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

SPIRITS TIME INTERNATIONAL, INC.

Notes to the Financial Statements

December 31, 2022 and 2021

Inventory - Inventory consists of bottled tequila acquired in the acquisition of the Tequila Alebrijes products and intangibles, and is held by a third-party tequila production warehouse in Tequila Jalisco, Mexico. Inventory is stated at lower of cost or net realizable value, with cost being determined on the first-in, first-out (“FIFO”) method. For the year ended December 31, 2022 we recorded an impairment loss of $80,404.  As of December 31, 2022 and 2021, the Company had finished goods inventory on-hand totaling $0 and $80,404, respectively.

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

No impairment was noted on the Tequila Alebrijes brand name and property rights (indefinite-lived intangible assets) during the year ended December 31, 2022.

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

At December 31, 2022 the Company had net operating loss carryforwards of approximately $1,935,830 that may be offset against future taxable income.  No tax benefits have been reported in the financial statements, because the potential tax benefits of the net operating loss carry forwards are offset by a valuation allowance of the same amount.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations.  Should a change in ownership occur, net operating loss carryforwards may be limited as to use in the future.

Net deferred tax assets consist of the following components as of December 31, 2022 and 2021:

	2022	2021
Deferred tax assets:
NOL Carryover	$ 406,000	$ 348,000
Valuation allowance	(406,000)	(348,000)
Net deferred tax asset	$ -	$ -

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rates to pretax income from continuing operations for the years ended December 31, 2022 and 2021 due to the following:

	2022	2021
Current Federal Tax (21%)	$ 62,000	$ 35,000
Stock compensation	(4,000)	-
Change in valuation allowance	(58,000)	(35,000)
	$ -	$ -

At December 31, 2022, the Company had no unrecognized tax benefits that, if recognized, would affect the effective tax rate.

SPIRITS TIME INTERNATIONAL, INC.

Notes to the Financial Statements

December 31, 2022 and 2021

The Company did not have any tax positions for which it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease within the next 12 months.

The Company includes interest and penalties arising from the underpayment of income taxes in the statements of operations in the provision for income taxes.  As of December 31, 2022 and 2021, the Company had no accrued interest or penalties related to uncertain tax positions.

The tax years that remain subject to examination by major taxing jurisdictions are those for the years ended December 31, 2022 through 2014.

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

NOTE 5 –RELATED PARTY LOANS AND OTHER TRANSACTIONS

During the years ended December 31, 2022 and 2021, officers and directors of the Company made loans to the Company in order to pay for expenses and continue the reporting requirements with the Securities and Exchange Commission.  These loans accrue interest at the rate of 12% per annum, are due on demand and are not convertible into common stock of the Company.

During the years ended December 31, 2022 and 2021, these related parties loaned a total of $19,450 and $34,962, respectively, to the Company.  Also, during the years ended December 31, 2022 and 2021, the loans incurred interest expense totaling $26,991 and $23,612, respectively, and interest in the amount of $9,000 and $6,000, respectively, was paid.  As of December 31, 2022 and 2021, the balance due to these related parties for these loans was principal of $235,375 and $215,925, respectively, and accrued interest of $79,803 and $61,812, respectively.

Beginning August 2017, the Company entered into an oral agreement to pay the Company’s president $500 per month as payment for use of his personal residence as the Company’s office and mailing address.  The Company has recorded rent expense of $6,000 during each of the years ended December 31, 2022 and 2021 which is included in the selling, general and administrative expenses on the statements of operations. The amounts payable as of December 31, 2022 and 2021 were $10,500 and $9,500 respectively.

In March 2014, the Company issued a $40,000 convertible promissory note to an officer and director of the Company and a $15,000 convertible promissory note to another affiliated shareholder (the “Convertible Notes”). On October 11, 2022 this unaffiliated individual was appointed as a director of the Company. The Convertible Notes had a term of one year expiring March 2015, and are now payable on demand, and accrue interest at the rate of 12% per annum. The holders of the Convertible Notes, may, at their option, convert all or any portion of the outstanding principal balance of, and all accrued interest on the Convertible Notes into shares of the Company’s common stock, par value $0.001 per share, at a conversion rate of $1.00 per share. For the years ended December 31, 2022 and 2021 additional

SPIRITS TIME INTERNATIONAL, INC.

Notes to the Financial Statements

December 31, 2022 and 2021

interest accrued on these Notes in the amount of $6,600 and $6,600, respectively.  During the year ended December 31, 2019, $10,000 of accrued interest was converted into 5,000 shares of Preferred Stock.  No principal has been paid on these Notes.  As of December 31, 2022 and 2021, the balance due to these related parties for these Notes was principal of $55,000, and accrued interest of $47,881 and $41,281, respectively. (See Note 7)

On August 24, 2022, the Company issued 300,000 shares of Preferred Series A stock to directors of the Company for review of potential business opportunities.

On August 24, 2022, the Company issued 50,000 shares of Preferred Series A stock to an unaffiliated individual for review of potential business opportunities.  On October 11, 2022 this unaffiliated individual was appointed as a director of the Company.

NOTE 6 – CONVERTIBLE PROMISSORY NOTES

The Company has a collateralized convertible debt obligation with an unaffiliated entity outstanding at December 31, 2022 and 2021 as follows:

Note (A)	Principal	Less Debt Discount	Plus Premium	Net Note Balance	Accrued Interest

December 31, 2022	$ 290,000 (1)	$ -	$ -	$ 290,000	$ 267,410
December 31, 2021	$ 290,000 (1)	$ -	$ -	$ 290,000	$ 190,781

(1) Collateralized by the Company’s assets, including accounts receivable, cash and equivalents, inventory, property, equipment, intangibles.  At December 31, 2022 and 2021, the Company’s assets consisted of cash and equivalents of $707 and $186 (respectively), inventory of $80,404, and intangible assets of $275,000, for total carrying value of $356,111 and $355,590 (respectively).

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

Along with the Note, on the Date of Issuance the Company issued Common Stock Purchase Warrants (the “Warrants”), exercisable immediately with an expiration date of September 24, 2023. As of December 31, 2022, 264,084 Warrants were available related to the Note at an exercise price of $0.568 per share.  The note proceeds of $300,000 were allocated between the fair value of the promissory note ($300,000) and the Warrants ($86,750), resulting in a debt discount of $67,292.  As the warrants were exercisable immediately, this debt discount was amortized in its entirety to interest expense on the Date of Issuance.

NOTE 7 – CONVERTIBLE NOTES AND LOANS PAYABLE – RELATED PARTIES

Convertible notes and loans payable – related parties consisted of the following:
	December 31, 2022	December 31, 2021
Loans payable to related parties, interest at 12% per annum, due on demand	$ 235,375	$ 215,925
Convertible notes payable to related parties, interest at 12% per annum, due on March 7, 2015 (in default), convertible into common stock at $1.00 per share	55,000	55,000
Total Convertible Notes and Loans Payable – Related Parties	290,375	270,925
Less: Current Portion	(290,375)	(270,925)
Long-Term Convertible Notes and Loans Payable – Related Parties	$ -	$ -

SPIRITS TIME INTERNATIONAL, INC.

Notes to the Financial Statements

December 31, 2022 and 2021

Accrued interest on the convertible notes and loans payable, related parties was $127,684 and $103,093 at December 31, 2022 and 2021, respectively.  The Company did not record beneficial conversion feature elements on the related party convertible debt due to the conversion rate of $1.00 per share being greater than the fair market value of the underlying shares on the date of issuance.

NOTE 8 – NOTES PAYABLE

Notes payable consisted of the following:

	December 31, 2022	December 31, 2021
Note payable to an unrelated individual, interest at 12% per annum, issued August 1, 2018 due November 15, 2018 (in default), unsecured	$ 10,000	$ 10,000
Note payable to an unrelated individual, interest at 12% per annum, issued December 31, 2018 due December 31, 2019 (in default), unsecured	30,000	30,000
Note payable to an unrelated individual, interest at 12% per annum, issued May 1, 2020 due May 1, 2021 (in default), unsecured	5,000	5,000
Note payable to an unrelated individual, interest at 10% per annum, issued January 20, 2021 due January 20, 2022 (in default), unsecured	10,000	10,000
Note payable to an unrelated individual, interest at 8% per annum, issued March 18, 2022 due March 18, 2023, unsecured	10,000	-
Note payable to an unrelated entity, interest at 8% per annum, issued April 20, 2022 due April 20, 2023, unsecured	10,000	-
Total Notes Payable	75,000	55,000
Less: Current Portion	(75,000)	(55,000)
Long-Term Notes Payable	$ -	$ -

Accrued interest and interest expense for these Notes as of and for the year ended December 31, 2022 totaled $22,743 and $7,590, respectively.  Accrued interest and interest expense for these Notes as of and for the year ended December 31, 2021 totaled $15,153 and $6,345, respectively.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

Promissory Note Default

On April 25, 2019, the Company received a demand letter from the legal counsel representing the third-party investor holding Note (A) from Note 6 that stated, among other things, that the Company has defaulted on Note (A).  The demand letter further stated that as a result of such breaches and the default remedy provisions of Note (A) set forth therein, as of April 25, 2019, the Company, owed the noteholder at least $490,767 calculated as follows:

Outstanding principal of $300,000 + accrued interest of $12,178 + $15,000 liquidated damages relating back to Note (A)’s issuance date for breach of Section 3.1 + 50% liquidated damages of $163,589 for default under Sections other than Section 3.2.

We have communicated with the noteholder regarding these matters and are under advisement from our legal counsel that, although we have defaulted on Note (A) and as such are accruing the default interest of 24% as stated within Note (A), we are not otherwise in breach of Note (A).  We are unable to predict whether we will be able to enter into a workable resolution with the noteholder.  If not, the noteholder could commence collection action against the Company and seek to foreclose on our assets and seek other remedies.  We and our legal counsel believe the likelihood of this action is remote, and therefore have not accrued for any potential damages at December 31, 2022.

SPIRITS TIME INTERNATIONAL, INC.

Notes to the Financial Statements

December 31, 2022 and 2021

NOTE 10 – EQUITY TRANSACTIONS

Common Stock

The Company has authorized 140,000,000 shares of common stock with a par value of $0.001, and had 7,361,005 common shares issued and outstanding at December 31, 2022 and 2021.

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

On August 24, 2022, the Company issued 450,000 shares of its Series A Preferred Stock for services rendered to the Company. The shares were valued at $20,520. This amount is included in professional fees on the Statement of Operations for the year ended December 31, 2022. The Company had 450,000 shares of Series A Preferred issued and outstanding at December 31, 2022 and none issued at December 31, 2021.

The Company has also designated 50,000 shares as Series D Preferred Stock (“Series D”) with par value of $0.001. Each share of Series D participates in dividends and liquidation equal to common stock, is convertible into common stock at the option of the holder on a one-for-one basis and carries 10,000 common votes on any matter submitted to common stockholder vote. The Company had 5,000 shares of Series D issued and outstanding at December 31, 2022 and December 31, 2021.

NOTE 11 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events for the period of December 31, 2022 through the date the financial statements were issued and concluded there were no items that required recognition or disclosure in its financial statements.