Form 10-Q
period 2023-03-31
SPIRITS TIME INTERNATIONAL, INC.
filed 2023-05-22
CIK 1434737

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

☒.Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended

March 31, 2023.

☐.Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from

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
Emerging growth company ☐.

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐.

Indicate by check mark whether the registrant is a shell Company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐.  No ☒.

The number of shares outstanding of the issuer’s common stock, $0.001 par value was 7,361,005 on May 22, 2023.

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

Item 1. – Financial Statements

As used herein, the terms “Spirits Time,” “we,” “our,” and “us” refer to Spirits Time International, Inc., a Nevada corporation, unless otherwise indicated. The condensed unaudited financial statements of the registrant for the three months ended March 31, 2023 and 2022 follow. The condensed unaudited financial statements reflect all adjustments that are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.  All such adjustments are of a normal and recurring nature.

6

  SPIRITS TIME INTERNATIONAL, INC.

March 31, 2023

INDEX TO FINANCIAL STATEMENTS

(Unaudited)

SPIRITS TIME INTERNATIONAL, INC.
Condensed Balance Sheets
(Unaudited)

	March 31,	December 31,
	2023	2022
	ASSETS

CURRENT ASSETS

Cash and cash equivalents	$ 698	$ 707

Total Current Assets	698	707

OTHER ASSETS

Intangible assets	275,000	275,000

TOTAL ASSETS	$ 275,698	$ 275,707

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable	$ 190,605	$ 178,409
Accounts payable - related party	12,000	10,500
Accrued interest	311,020	290,153
Accrued interest - related parties	136,363	127,684
Loans payable - related parties	242,275	235,375
Convertible notes payable - related parties	55,000	55,000
Convertible note payable	290,000	290,000
Notes payable	75,000	75,000

Total Current Liabilities	1,312,263	1,262,121

TOTAL LIABILITIES	1,312,263	1,262,121

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' DEFICIT

Preferred stock, $0.001 par value; 20,000,000 shares authorized Preferred stock designated, Series A, $0.001 par value, 1,000,000 shares authorized, 450,000 shares issued and outstanding	450	450
Preferred stock designated, Series D, $0.001 par value, 50,000 shares authorized, 5,000 shares issued and outstanding	5	5
Common stock, $0.001 par value; 140,000,000 shares authorized, 7,361,005 shares issued and outstanding	7,361	7,361
Additional paid-in capital	962,120	962,120
Accumulated deficit	(2,006,501)	(1,956,350)

Total Stockholders' Deficit	(1,036,565)	(986,414)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 275,698	$ 275,707

The accompanying notes are an integral part of these condensed unaudited financial statements.

SPIRITS TIME INTERNATIONAL, INC.
Condensed Statements of Operations
(Unaudited)

	For the Three Months Ended
	March 31,
	2023	2022

NET REVENUES	$ -	$ -

OPERATING EXPENSES

Professional fees	18,526	10,898
Selling, general and administrative	2,079	2,067

Total Operating Expenses	20,605	12,965

LOSS FROM OPERATIONS	(20,605)	(12,965)

OTHER INCOME (EXPENSES)

Interest expense	(29,546)	(28,569)

Total Other Income (Expenses)	(29,546)	(28,569)

LOSS BEFORE INCOME TAXES	(50,151)	(41,534)

PROVISION FOR INCOME TAXES	-	-

NET LOSS	$ (50,151)	$ (41,534)

NET LOSS PER SHARE - BASIC AND DILUTED	$ (0.01)	$ (0.01)

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING - BASIC AND DILUTED	7,361,005	7,361,005

The accompanying notes are an integral part of these condensed unaudited financial statements.

SPIRITS TIME INTERNATIONAL, INC.
Condensed Statements of Stockholders' Deficit
(Unaudited)

	Three Months Ended March 31, 2023
							Additional		Total
	Preferred Stock A		Preferred Stock D		Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance, December 31, 2022	450,000	$ 450	5,000	$ 5	7,361,005	$ 7,361	$ 962,120	$ (1,956,350)	$ (986,414)

Net loss for the three months ended
March 31, 2023	-	-	-	-	-	-	-	(50,151)	(50,151)

Balance, March 31, 2023	450,000	$ 450	5,000	$ 5	7,361,005	$ 7,361	$ 962,120	$ (2,006,501)	$ (1,036,565)

	Three Months Ended March 31, 2022
							Additional		Total
	Preferred Stock		Preferred Stock		Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance, December 31, 2021	-	$ -	5,000	$ 5	7,361,005	$ 7,361	$ 942,050	$ (1,669,722)	$ (720,306)

Net loss for the three months ended
March 31, 2022	-	-	-	-	-	-	-	(41,534)	(41,534)

Balance, March 31, 2022	-	$ -	5,000	$ 5	7,361,005	$ 7,361	$ 942,050	$ (1,711,256)	$ (761,840)

The accompanying notes are an integral part of these condensed unaudited financial statements.

SPIRITS TIME INTERNATIONAL, INC.
Condensed Statements of Cash Flows
(Unaudited)

	For the Three Months Ended
	March 31,
	2023	2022

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$ (50,151)	$ (41,534)
Adjustments to reconcile net loss to net cash
used by operating activities:
Changes in operating assets and liabilities:
Accounts payable and accrued interest	33,063	28,139
Accounts payable - related party	1,500	(3,500)
Accrued interest - related parties	8,679	8,061

Net Cash Used by Operating Activities	(6,909)	(8,834)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from notes payable	-	10,000
Proceeds from loans payable - related parties	6,900	3,900

Net Cash Provided by Financing Activities	6,900	13,900

INCREASE IN CASH AND CASH EQUIVALENTS	(9)	5,066

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	707	186

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$ 698	$ 5,252

SUPPLEMENTAL DISCLOSURES:

Cash paid for interest	$ -	$ -
Cash paid for income taxes	$ -	$ -

The accompanying notes are an integral part of these condensed unaudited financial statements.

SPIRITS TIME INTERNATIONAL, INC.

Notes to the Condensed Financial Statements

March 31, 2023

(Unaudited)

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial statements at March 31, 2023 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed unaudited financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2022 audited financial statements.  The results of operations for the period ended March 31, 2023 are not necessarily indicative of the operating results for the full year.

Loss Per Share - The computations of basic loss per share of common stock are based on the weighted average number of shares outstanding at the date of the financial statements. During the three months ended March 31, 2023 and 2022, the Company had warrants outstanding that are exercisable into 264,084 shares of common stock, and convertible debt outstanding that is convertible into 2,800,040 shares of common stock.  The common stock issuable from the warrants and convertible debt was not included, as it would be anti-dilutive due to continuing losses.

Three Months Ended	Loss (Numerator)	Shares (Denominator)	Per Share Amount
March 31, 2023	$ (50,151)	7,361,005	$ (0.01)
March 31, 2022	$ (41,534)	7,361,005	$ (0.01)

Inventory - Inventory consists of bottled tequila acquired in the acquisition of the Tequila Alebrijes products and intangibles and held by a third-party tequila production warehouse in Tequila Jalisco, Mexico. Inventory is stated at lower of cost or net realizable value, with cost being determined on the first-in, first-out (“FIFO”) method. For the year ended December 31, 2022 we recorded an impairment loss of $80,404. As of March 31, 2023, and December 31, 2022, the Company had finished goods bottled tequila inventory on-hand totaling $0.

NOTE 2 – INTANGIBLE ASSETS

Intangible assets consist of the Tequila Alebrijes brand name, trademark, and property rights totaling $275,000.  The Company has determined that no impairment of intangible assets is necessary as of March 31, 2023 or December 31, 2022.

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

March 31, 2023

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

NOTE 4 – RELATED PARTY LOANS AND OTHER TRANSACTIONS

During the three months ended March 31, 2023 and 2022, the Company received loans in the amount of $6,900 and $3,900, respectively, from related parties of the Company.  These loans accrue interest at the rate of 12% per annum, are due on demand and are not convertible into common stock of the Company.  The balances due on non-convertible loans payable to related parties were principal of $242,275 and $235,375 plus accrued interest of $86,854 and $79,803 as of March 31, 2023 and December 31, 2022, respectively.  During the three months ended March 31, 2023 and 2022, no interest was paid.

Beginning August 2017, the Company entered into an oral agreement to pay the Company’s sole director $500 per month as payment for use of his personal residence as the Company’s office and mailing address.  The Company has recorded rent expense of $1,500 during each of the three months ended March 31, 2023 and 2022 which is included in the selling, general and administrative expenses on the statements of operations. The amount payable at March 31, 2023 and December 31, 2022 was $12,000 and $10,500, respectively.

In March 2014, the Company issued a $40,000 convertible promissory note to the sole officer and director of the Company and a $15,000 convertible promissory note to another affiliated shareholder (the “Convertible Notes”). On October 11, 2022 this unaffiliated individual was appointed as a director of the Company. The Convertible Notes had a term of one year expiring March 2015, are now payable on demand, and accrue interest at the rate of 12% per annum. The holders of the Convertible Notes, may, at their option, convert all or any portion of the outstanding principal balance of, and all accrued interest on the Convertible Notes into shares of the Company’s common stock, par value $0.001 per share, at a conversion rate of $1.00 per share.  During the year ended December 31, 2019, $10,000 of accrued interest was converted into 5,000 shares of Preferred Stock.  No principal has been paid on these Notes.  As of March 31, 2023 and December 31, 2022, the balance due to these related parties for these Notes was principal of $55,000 and accrued interest of $49,509 and $47,881, respectively.

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

SPIRITS TIME INTERNATIONAL, INC.

Notes to the Condensed Financial Statements

March 31, 2023

(Unaudited)

Convertible notes and loans payable – related parties consisted of the following:

	March 31, 2023	December 31, 2022
Loans payable to related parties, interest at 12% per annum, due on demand	$242,275	$235,375
Convertible notes payable to related parties, interest at 12% per annum, due on March 7, 2015 (in default), convertible into common stock at $1.00 per share	55,000	55,000
Total Convertible Notes and Loans Payable – Related Parties	297,275	290,375
Less: Current Portion	(297,275)	(290,375)
Long-Term Convertible Notes and Loans Payable – Related Parties	$ -	$ -

Accrued interest on the convertible notes and loans payable, related parties was $136,363 and $127,684 at March 31, 2023 and December 31, 2022, respectively.  The Company did not record beneficial conversion feature elements on the related party convertible debt due to the conversion rate of $1.00 per share being greater than the fair market value of the underlying shares on the date of issuance.

NOTE 5 – CONVERTIBLE PROMISSORY NOTES

The Company has a collateralized convertible debt obligation with an unaffiliated entity outstanding at March 31, 2023 and December 31, 2022 as follows:

Note (A)	Principal(1)	Less Debt Discount	Plus Premium	Net Note Balance	Accrued Interest

March 31, 2023	$ 290,000	$ -	$ -	$ 290,000	$ 286,304
December 31, 2022	$ 290,000	$ -	$ -	$ 290,000	$ 267,410

(1)Collateralized by the Company’s assets, including accounts receivable, cash and equivalents, inventory, property, equipment, intangibles.  At March 31, 2023 and December 31, 2022, the Company’s assets consisted of cash and equivalents of $698 and $707, respectively, and intangible assets of $275,000, for total carrying value of $275,698 and $275,707, respectively.

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

March 31, 2023

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

NOTE 6 – NOTES PAYABLE

Notes payable consisted of the following:

	March 31, 2023	December 31, 2022

Note payable to an unrelated individual, interest at 12% per annum, issued August 1, 2018 due November 15, 2018 (in default), unsecured	$ 10,000	$ 10,000
Note payable to an unrelated individual, interest at 12% per annum, issued December 31, 2018 due December 31, 2019 (in default), unsecured	30,000	30,000
Note payable to an unrelated individual, interest at 12% per annum, issued May 1, 2020 due May 1, 2021 (in default), unsecured	5,000	5,000
Note payable to an unrelated individual, interest at 10% per annum, issued January 20, 2021 due January 20, 2022 (in default), unsecured	10,000	10,000
Note payable to an unrelated individual, interest at 8% per annum, issued March 18, 2022 due March 18, 2023 (in default), unsecured	10,000	10,000
Note payable to an unrelated entity, interest at 8% per annum, issued April 20, 2022 due April 20, 2023, unsecured	10,000	10,000

Total Notes Payable	75,000	75,000
Less: Current Portion	(75,000)	(75,000)
Long-Term Notes Payable	$ -	$ -

Accrued interest and interest expense for these Notes as of and for the three months ended March 31, 2023 totaled $24,716 and $1,973, respectively.  Accrued interest and interest expense for these Notes as of and for the year ended December 31, 2022 totaled $22,743 and $7,590, respectively.

SPIRITS TIME INTERNATIONAL, INC.

Notes to the Condensed Financial Statements

March 31, 2023

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

We have communicated with the noteholder regarding these matters and are under advisement from our legal counsel that, although we have defaulted on Note (A) and as such are accruing the default interest of 24% as stated within Note (A), we are not otherwise in breach of Note (A).  We are unable to predict whether we will be able to enter into a workable resolution with the noteholder.  If not, the noteholder could commence collection action against the Company and seek to foreclose on our assets and seek other remedies.  We and our legal counsel believe the likelihood of this action is remote, and therefore have not accrued for any potential damages at March 31, 2023 and December 31, 2022.

NOTE 8 – EQUITY TRANSACTIONS

Common Stock

The Company has authorized 140,000,000 shares of common stock with a par value of $0.001.  There were no common stock transactions during the three months ended March 31, 2023 or 2022, resulting in 7,361,005 common shares issued and outstanding at March 31, 2023 and December 31, 2022.

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

On August 24, 2022, the Company issued 450,000 shares of its Series A Preferred Stock for services rendered to the Company. The shares were valued at $20,520. This amount is included in professional fees on the Statement of Operations for the year ended December 31, 2022. The Company had 450,000 shares of Series A Preferred issued and outstanding at March 31, 2023 and December 31, 2022.

The Company has also designated 50,000 shares as Series D Preferred Stock (“Series D”) with par value of $0.001. Each share of Series D participates in dividends and liquidation equal to common stock, is convertible into common stock at the option of the holder on a one-for-one basis and carries 10,000 common votes on any matter submitted to common stockholder vote. The Company had 5,000 shares of Series D issued and outstanding at March 31, 2023 and December 31, 2022.

NOTE 9 – SUBSEQUENT EVENTS

On April 14, 2023 the Company entered into an Agreement and Plan of Merger with BioSculpture Technology, Inc. (“BioSculpture”) to, subject to a number of conditions, acquire 100% of the ownership of BioSculpture, as further described in the Company’s Form 8-K filed April 20, 2023.

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

General Financial Matters

Our auditor’s report on our financial statements for the year ended December 31, 2022 contained a going concern qualification expressing substantial doubt about our ability to continue as a going concern.  Our liabilities significantly exceed our assets and we have yet to generate revenue from operations. Our primary creditor has claimed a default under the Promissory Note we issued to such creditor.  For us to continue to achieve our business plan we need to raise significant additional capital of which there can be no assurance. An investment in the Company would create a significant risk of loss to an investor.

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

Three months ended March 31, 2023 compared to the three months ended March 31, 2022

For the three months ended March 31, 2023 and 2022, the Company had no revenue.  For the three months ended March 31, 2023, the Company incurred $18,526 of professional fees compared to $10,898 for the three months ended March 31, 2022.  Such expenses consist primarily of legal and accounting fees, as well as annual fees required to maintain the Company’s corporate status.  For the three months ended March 31, 2023, the Company incurred $2,079 of selling, general and administrative expenses compared to $2,067 for the three months ended March 31, 2022.  For the three months ended March 31, 2023, the Company incurred $29,546 of interest expense on notes payable compared to $28,569 for the three months ended March 31, 2022.

As a result of the foregoing, the Company incurred a loss of $50,151 and $41,534, respectively, for the three months ended March 31, 2023 and 2022.

Liquidity

As of March 31, 2023, the Company had $698 of cash and negative working capital of $1,311,565.  This compares with cash of $707 and negative working capital of $1,261,414 as of December 31, 2022.

For the three months ended March 31, 2023, the Company used cash of $6,909 in operations consisting of the loss of $50,151 which was offset by changes in accounts payable and accrued interest of $33,063, changes in accounts payable – related party of $1,500, and changes in accrued interest due to related parties of $8,679.  This compares with $8,834 used in operations for the three months ended March 31, 2022 consisting of the loss of $41,534 and a decrease in accounts payable – related party of $3,500 which was offset by changes in accounts payable and accrued interest of $28,139, and changes in accrued interest due to related parties of $8,061.

There were no investing activities during the three months ended March 31, 2023 and 2022.

For the three months ended March 31, 2023, financing activities provided $6,900 which consisted of proceeds from loans payable to related parties.  For the three months ended March 31, 2022, financing activities provided $13,900 which consisted of proceeds from loans payable to related parties of $3,900 and proceeds from notes payable of $10,000.

As a result of the foregoing, there was a decrease in cash of $9 for the three months ended March 31, 2023 from the cash on hand as of December 31, 2022.

From the date of inception (October 18, 2005) to March 31, 2023, the Company has accumulated a deficit of $2,006,501, most of which were expenses relating to the initial development of the Company and maintaining reporting company status with the SEC.  In order to survive as a going concern, the Company will require additional capital investments or borrowed funds to meet cash flow projections and carry forward our business objectives. There can be no guarantee or assurance that we can raise adequate capital from outside sources to fund the proposed business. Failure to secure additional financing would result in business failure and a complete loss of any investment made into the Company.

Our ability to continue as a going concern in the next 12 months depends on our ability to obtain sources of capital to fund our continuing operations and to fund our operations in the beverage industry. As of March 31, 2023, our remaining cash balance is not sufficient to cover our current liabilities, obligations and working capital needs for the balance of 2023. We will continue to rely on loans from management and/or affiliated shareholders or we may raise additional capital through an interim financing to meet our general cash flow requirements until such time as we are able to complete the acquisition of an operating company.

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

Date: May 22, 2023Spirits Time International, Inc.

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