Form 10-Q
period 2023-06-30
SPIRITS TIME INTERNATIONAL, INC.
filed 2023-08-10
CIK 1434737

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended

June 30, 2023.

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

The number of shares outstanding of the issuer’s common stock, $0.001 par value was 7,361,005 on August 10, 2023.

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

Item 1. – Financial Statements

As used herein, the terms “Spirits Time,” “we,” “our,” and “us” refer to Spirits Time International, Inc., a Nevada corporation, unless otherwise indicated. The condensed unaudited financial statements of the registrant for the six months ended June 30, 2023 and 2022 follow. The condensed unaudited financial statements reflect all adjustments that are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.  All such adjustments are of a normal and recurring nature.

SPIRITS TIME INTERNATIONAL, INC.

June 30, 2023

INDEX TO FINANCIAL STATEMENTS

(Unaudited)

SPIRITS TIME INTERNATIONAL, INC.
Condensed Balance Sheets
(Unaudited)

	June 30,	December 31,
	2023	2022

ASSETS

CURRENT ASSETS

Cash and cash equivalents	$ 113	$ 707

Total Current Assets	113	707

OTHER ASSETS

Intangible assets	275,000	275,000

TOTAL ASSETS	$ 275,113	$ 275,707

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable	$ 194,663	$ 178,409
Accounts payable - related party	8,500	10,500
Accrued interest	332,279	290,153
Accrued interest - related parties	145,557	127,684
Loans payable - related parties	256,575	235,375
Convertible notes payable - related parties	55,000	55,000
Convertible note payable	290,000	290,000
Notes payable	83,000	75,000

Total Current Liabilities	1,365,574	1,262,121

TOTAL LIABILITIES	1,365,574	1,262,121

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' DEFICIT

Preferred stock, $0.001 par value; 20,000,000 shares authorized Preferred stock designated, Series A, $0.001 par value, 1,000,000 shares authorized, 450,000 shares issued and outstanding	450	450
Preferred stock designated, Series D, $0.001 par value, 50,000 shares authorized, 5,000 shares issued and outstanding	5	5
Common stock, $0.001 par value; 140,000,000 shares authorized, 7,361,005 shares issued and outstanding	7,361	7,361
Additional paid-in capital	962,120	962,120
Accumulated deficit	(2,060,397)	(1,956,350)

Total Stockholders' Deficit	(1,090,461)	(986,414)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 275,113	$ 275,707

The accompanying notes are an integral part of these condensed unaudited financial statements.

SPIRITS TIME INTERNATIONAL, INC.
Condensed Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022

NET REVENUES	$ -	$ -	$ -	$ -

OPERATING EXPENSES

Professional fees	19,261	18,972	37,787	29,870
Selling, general and administrative	4,182	2,230	6,261	4,297

Total Operating Expenses	23,443	21,202	44,048	34,167

LOSS FROM OPERATIONS	(23,443)	(21,202)	(44,048)	(34,167)

OTHER INCOME (EXPENSES)

Interest expense	(30,453)	(29,352)	(59,999)	(57,921)

Total Other Income (Expenses)	(30,453)	(29,352)	(59,999)	(57,921)

LOSS BEFORE INCOME TAXES	(53,896)	(50,554)	(104,047)	(92,088)

PROVISION FOR INCOME TAXES	-	-	-	-

NET LOSS	$ (53,896)	$ (50,554)	$ (104,047)	$ (92,088)

NET LOSS PER SHARE - BASIC AND DILUTED	$ (0.01)	$ (0.01)	$ (0.01)	$ (0.01)

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING - BASIC AND DILUTED	7,361,005	7,361,005	7,361,005	7,361,005

The accompanying notes are an integral part of these condensed unaudited financial statements.

SPIRITS TIME INTERNATIONAL, INC.
Condensed Statements of Stockholders' Deficit
(Unaudited)

	Six Months Ended June 30, 2023
							Additional		Total
	Preferred Stock A		Preferred Stock D		Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance, December 31, 2022	450,000	$ 450	5,000	$ 5	7,361,005	$ 7,361	$ 962,120	$ (1,956,350)	$ (986,414)

Net loss for the three months ended
March 31, 2023	-	-	-	-	-	-	-	(50,151)	(50,151)

Balance, March 31, 2023	450,000	$ 450	5,000	$ 5	7,361,005	$ 7,361	$ 962,120	$ (2,006,501)	$ (1,036,565)

Net loss for the three months ended
June 30, 2023	-	-	-	-	-	-	-	(53,896)	(53,896)

Balance, June 30, 2023	450,000	$ 450	5,000	$ 5	7,361,005	$ 7,361	$ 962,120	$ (2,060,397)	$ (1,090,461)

	Six Months Ended June 30, 2022
							Additional		Total
	Preferred Stock		Preferred Stock		Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance, December 31, 2021	-	$ -	5,000	$ 5	7,361,005	$ 7,361	$ 942,050	$ (1,669,722)	$ (720,306)

Net loss for the three months ended
March 31, 2022	-	-	-	-	-	-	-	(41,534)	(41,534)

Balance, March 31, 2022	-	$ -	5,000	$ 5	7,361,005	$ 7,361	$ 942,050	$ (1,711,256)	$ (761,840)

Net loss for the three months ended
June 30, 2022	-	-	-	-	-	-	-	(50,554)	(50,554)

Balance, June 30, 2022	-	$ -	5,000	$ 5	7,361,005	$ 7,361	$ 942,050	$ (1,761,810)	$ (812,394)

The accompanying notes are an integral part of these condensed unaudited financial statements.

SPIRITS TIME INTERNATIONAL, INC.
Condensed Statements of Cash Flows
(Unaudited)

	For the Six Months Ended
	June 30,
	2023	2022

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$ (104,047)	$ (92,088)
Adjustments to reconcile net loss to net cash
used by operating activities:
Changes in operating assets and liabilities:
Accounts payable and accrued interest	58,380	59,486
Accounts payable - related party	(2,000)	(2,000)
Accrued interest - related parties	17,873	7,363

Net Cash Used by Operating Activities	(29,794)	(27,239)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from notes payable	8,000	20,000
Proceeds from loans payable - related parties	21,200	7,350

Net Cash Provided by Financing Activities	29,200	27,350

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(594)	111

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	707	186

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$ 113	$ 297

SUPPLEMENTAL DISCLOSURES:

Cash paid for interest	$ 0	$ 9,000
Cash paid for income taxes	$ -	$ -

The accompanying notes are an integral part of these condensed unaudited financial statements.

SPIRITS TIME INTERNATIONAL, INC.

Notes to the Condensed Financial Statements

June 30, 2023

(Unaudited)

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial statements at June 30, 2023 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed unaudited financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2022 audited financial statements.  The results of operations for the period ended June 30, 2023 are not necessarily indicative of the operating results for the full year.

Loss Per Share - The computations of basic loss per share of common stock are based on the weighted average number of shares outstanding at the date of the financial statements. During the six months ended June 30, 2023 and 2022, the Company had warrants outstanding that are exercisable into 264,084 shares of common stock, and convertible debt outstanding that is convertible into 4,867,525 shares of common stock.  The common stock issuable from the warrants and convertible debt was not included, as it would be anti-dilutive due to continuing losses.

Six Months Ended	Loss (Numerator)	Shares (Denominator)	Per Share Amount
June 30, 2023	$ (104,047)	7,361,005	$ (0.01)
June 30, 2022	$ (92,088)	7,361,005	$ (0.01)

Inventory - Inventory consists of bottled tequila acquired in the acquisition of the Tequila Alebrijes products and intangibles and held by a third-party tequila production warehouse in Tequila Jalisco, Mexico. Inventory is stated at lower of cost or net realizable value, with cost being determined on the first-in, first-out (“FIFO”) method. For the year ended December 31, 2022 we recorded an impairment loss of $80,404. As of June 30, 2023, and December 31, 2022, the Company had finished goods bottled tequila inventory on-hand totaling $0.

NOTE 2 – INTANGIBLE ASSETS

Intangible assets consist of the Tequila Alebrijes brand name, trademark, and property rights totaling $275,000.  The Company has determined that no impairment of intangible assets is necessary as of June 30, 2023 or December 31, 2022.

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

June 30, 2023

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

NOTE 4 – RELATED PARTY LOANS AND OTHER TRANSACTIONS

During the six months ended June 30, 2023 and 2022, the Company received loans in the amount of $21,200 and $7,350, respectively, from related parties of the Company.  These loans accrue interest at the rate of 12% per annum, are due on demand and are not convertible into common stock of the Company.  The balances due on non-convertible loans payable to related parties were principal of $256,575 and $235,375 plus accrued interest of $94,403 and $79,803 as of June 30, 2023 and December 31, 2022, respectively.  During the six months ended June 30, 2023 and 2022, interest in the amount of $-0- and $9,000, respectively, was paid.

Beginning August 2017, the Company entered into an oral agreement to pay the Company’s sole director $500 per month as payment for use of his personal residence as the Company’s office and mailing address.  The Company has recorded rent expense of $3,000 during each of the six months ended June 30, 2023 and 2022 which is included in the selling, general and administrative expenses on the statements of operations. The amount payable at December 31, 2022 was $10,500.  During the six months ended June 30, 2023 the Company paid $5,000, resulting in $8,500 payable at June 30, 2023.

In March 2014, the Company issued a $40,000 convertible promissory note to the sole officer and director of the Company and a $15,000 convertible promissory note to another affiliated shareholder (the “Convertible Notes”). On October 11, 2022 this unaffiliated individual was appointed as a director of the Company. The Convertible Notes had a term of one year expiring March 2015, are now payable on demand, and accrue interest at the rate of 12% per annum. The holders of the Convertible Notes, may, at their option, convert all or any portion of the outstanding principal balance of, and all accrued interest on the Convertible Notes into shares of the Company’s common stock, par value $0.001 per share, at a conversion rate of $1.00 per share.  During the year ended December 31, 2019, $10,000 of accrued interest was converted into 5,000 shares of Preferred Stock.  No principal has been paid on these Notes.  As of June 30, 2023 and December 31, 2022, the balance due to these related parties for these Notes was principal of $55,000 and accrued interest of $51,154 and $47,881, respectively.

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

SPIRITS TIME INTERNATIONAL, INC.

Notes to the Condensed Financial Statements

June 30, 2023

(Unaudited)

Convertible notes and loans payable – related parties consisted of the following:

	June 30, 2023	December 31, 2022
Loans payable to related parties, interest at 12% per annum, due on demand	$256,575	$235,375
Convertible notes payable to related parties, interest at 12% per annum, due on March 7, 2015 (in default), convertible into common stock at $1.00 per share	55,000	55,000
Total Convertible Notes and Loans Payable – Related Parties	311,575	290,375
Less: Current Portion	(311,575)	(290,375)
Long-Term Convertible Notes and Loans Payable – Related Parties	$-	$-

Accrued interest on the convertible notes and loans payable, related parties was $145,557 and $127,684 at June 30, 2023 and December 31, 2022, respectively.  The Company did not record beneficial conversion feature elements on the related party convertible debt due to the conversion rate of $1.00 per share being greater than the fair market value of the underlying shares on the date of issuance.

NOTE 5 – CONVERTIBLE PROMISSORY NOTES

The Company has a collateralized convertible debt obligation with an unaffiliated entity outstanding at June 30, 2023 and December 31, 2022 as follows:

Note (A)	Principal(1)	Less Debt Discount	Plus Premium	Net Note Balance	Accrued Interest

June 30, 2023	$ 290,000	$ -	$ -	$ 290,000	$ 305,409
December 31, 2022	$ 290,000	$ -	$ -	$ 290,000	$ 267,410

(1)Collateralized by the Company’s assets, including accounts receivable, cash and equivalents, inventory, property, equipment, intangibles.  At June 30, 2023 and December 31, 2022, the Company’s assets consisted of cash and equivalents of $113 and $707, respectively, and intangible assets of $275,000, for total carrying value of $275,113 and $275,707, respectively.

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

SPIRITS TIME INTERNATIONAL, INC.

Notes to the Condensed Financial Statements

June 30, 2023

(Unaudited)

Along with the Note, on the Date of Issuance the Company issued 42,857 Common Stock Purchase Warrants (the “Warrants”), exercisable immediately at an exercise price of $3.50 with an expiration date of September 24, 2023. The note proceeds of $300,000 were allocated between the fair value of the promissory note ($300,000) and the Warrants ($86,750), resulting in a debt discount of $67,292.  As the warrants were exercisable immediately, this debt discount was amortized in its entirety to interest expense on the Date of Issuance. The number of Warrants and exercise price are adjustable from time to time pursuant to the terms and conditions of the Warrant, currently 264,084 Warrants at an exercise price of $0.568 at the date of the financial statements.

NOTE 6 – NOTES PAYABLE

Notes payable consisted of the following:

	June 30, 2023	December 31, 2022
Note payable to an unrelated individual, interest at 12% per annum, issued August 1, 2018 due November 15, 2018 (in default), unsecured	$10,000	$10,000
Note payable to an unrelated individual, interest at 12% per annum, issued December 31, 2018 due December 31, 2019 (in default), unsecured	30,000	30,000
Note payable to an unrelated individual, interest at 12% per annum, issued May 1, 2020 due May 1, 2021 (in default), unsecured	5,000	5,000
Note payable to an unrelated individual, interest at 10% per annum, issued January 20, 2021 due January 20, 2022 (in default), unsecured	10,000	10,000
Note payable to an unrelated individual, interest at 8% per annum, issued March 18, 2022 due March 18, 2023 (in default), unsecured	10,000	10,000
Note payable to an unrelated entity, interest at 8% per annum, issued April 20, 2022 due April 20, 2023 (in default), unsecured	10,000	10,000
Note payable to an unrelated entity, interest at 10% per annum, issued April 18, 2023 due April 18, 2024, unsecured	8,000	-

Total Notes Payable	83,000	75,000
Less: Current Portion	(83,000)	(75,000)
Long-Term Notes Payable	$-	$-

Accrued interest and interest expense for these Notes as of and for the six months ended June 30, 2023 totaled $26,870 and $4,127, respectively. Accrued interest and interest expense for these Notes as of and for the year ended December 31, 2022 totaled $22,743 and $7,590, respectively.

SPIRITS TIME INTERNATIONAL, INC.

Notes to the Condensed Financial Statements

June 30, 2023

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

We have communicated with the noteholder regarding these matters and are under advisement from our legal counsel that, although we have defaulted on Note (A) and as such are accruing the default interest of 24% as stated within Note (A), we are not otherwise in breach of Note (A).  We are unable to predict whether we will be able to enter into a workable resolution with the noteholder.  If not, the noteholder could commence collection action against the Company and seek to foreclose on our assets and seek other remedies.  We and our legal counsel believe the likelihood of this action is remote, and therefore have not accrued for any potential damages at June 30, 2023 and December 31, 2022.

NOTE 8 – EQUITY TRANSACTIONS

Common Stock

The Company has authorized 140,000,000 shares of common stock with a par value of $0.001.  There were no common stock transactions during the six months ended June 30, 2023 or 2022, resulting in 7,361,005 common shares issued and outstanding at June 30, 2023 and December 31, 2022.

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

On August 24, 2022, the Company issued 450,000 shares of its Series A Preferred Stock for services rendered to the Company. The shares were valued at $20,520. This amount is included in professional fees on the Statement of Operations for the year ended December 31, 2022. The Company had 450,000 shares of Series A Preferred issued and outstanding at June 30, 2023 and December 31, 2022.

The Company has also designated 50,000 shares as Series D Preferred Stock (“Series D”) with par value of $0.001. Each share of Series D participates in dividends and liquidation equal to common stock, is convertible into common stock at the option of the holder on a one-for-one basis and carries 10,000 common votes on any matter submitted to common stockholder vote. The Company had 5,000 shares of Series D issued and outstanding at June 30, 2023 and December 31, 2022.

NOTE 9 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events from June 30, 2023 through the date the financial statements were issued and concluded there were no items that required recognition or disclosure in its financial statements.

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

On April 14, 2023 the Company entered into an Agreement and Plan of Merger (“Merger Agreement”) with BioSculpture Technology, Inc. (“BioSculpture”) to, subject to a number of conditions, acquire 100% of the ownership of BioSculpture, as further described in the Company’s Form 8-K filed April 20, 2023. There will be many conditions to closing of the Merger Agreement, many of which are outside of the parties’ control, and we cannot predict whether these conditions will be satisfied. There are no assurances when or if closing of the merger as set out in the Merger Agreement will occur.

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

Three and six months ended June 30, 2023 compared to the three and six months ended June 30, 2022

For the three and six months ended June 30, 2023 and 2022, the Company had no revenue.  For the three months ended June 30, 2023, the Company incurred $19,261 of professional fees compared to $18,972 for the three months ended June 30, 2022.  For the six months ended June 30, 2023, the Company incurred $37,787 of professional fees compared to $29,870 for the six months ended June 30, 2022.  Such expenses consist primarily of legal and accounting fees, as well as annual fees required to maintain the Company’s corporate status. The increase is mainly the result of professional fees associated with the Merger Agreement described in the overview above and increased professional fees related to the Company maintaining its status and filings with the Securities and Exchange Commission. For the three months ended June 30, 2023, the Company incurred $4,182 of selling, general and administrative expenses compared to $2,230 for the three months ended June 30, 2022.  For the six months ended June 30, 2023, the Company incurred $6,261 of selling, general and administrative expenses compared to $4,297 for the six months ended June 30, 2022.  For the three months ended June 30, 2023, the Company incurred $30,453 of interest expense on all notes payable compared to $29,352 for the three months ended June 30, 2022.  For the six months ended June 30, 2023, the Company incurred $59,999 of interest expense on all notes payable compared to $57,921 for the six months ended June 30, 2022.

As a result of the foregoing, the Company incurred a loss of $53,896 and $50,554, respectively, for the three months ended June 30, 2023 and 2022 and a loss of $104,047 and $92,088, respectively, for the six months ended June 30, 2023 and 2022.

Liquidity

As of June 30, 2023, the Company had $113 of cash and negative working capital of $1,365,461.  This compares with cash of $707 and negative working capital of $1,261,414 as of December 31, 2022.

For the six months ended June 30, 2023, the Company used cash of $29,794 in operations consisting of the loss of $104,047 and a decrease in accounts payable – related party of $2,000 which was offset by changes in accounts payable and accrued interest of $58,380 and changes in accrued interest due to related parties of $17,873.  This compares with $27,239 used in operations for the six months ended June 30, 2022 consisting of the loss of $92,088 and a decrease in accounts payable – related party of $2,000 which was offset by changes in accounts payable and accrued interest of $59,486 and changes in accrued interest due to related parties of $7,363.

There were no investing activities during the six months ended June 30, 2023 and 2022.

For the six months ended June 30, 2023, financing activities provided $29,200 which consisted of proceeds from notes payable of $8,000 and proceeds from loans payable to related parties of $21,200. For the six months ended June 30, 2022, financing activities provided $27,350 which consisted of proceeds from notes payable of $20,000 and proceeds from loans payable to related parties of $7,350.

As a result of the foregoing, there was a decrease in cash of $594 for the six months ended June 30, 2023 from the cash on hand as of December 31, 2022.

From the date of inception (October 18, 2005) to June 30, 2023, the Company has accumulated a deficit of $2,060,397, most of which were expenses relating to the initial development of the Company and maintaining reporting company status with the SEC. In order to survive as a going concern, the Company will require additional capital investments or borrowed funds to meet cash flow projections and carry forward our business objectives. There can be no guarantee or assurance that we can raise adequate capital from outside sources to fund the proposed business. Failure to secure additional financing would result in business failure and a complete loss of any investment made into the Company.

Our ability to continue as a going concern in the next 12 months depends on our ability to obtain sources of capital to fund our continuing operations and to fund our operations in the beverage industry. As of June 30, 2023, our remaining cash balance is not sufficient to cover our current liabilities, obligations and working capital needs for the balance of 2023. We will continue to rely on loans from management and/or affiliated shareholders or we may raise additional capital through an interim financing to meet our general cash flow requirements until such time as we are able to complete the acquisition of an operating company.

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

Date: August 10, 2023	Spirits Time International, Inc.

By: /s/ Mark A. Scharmann
Mark A. Scharmann, President, Chief Executive Officer,
Principal Financial and Accounting Officer

Exhibit No.	Description

31.1	Certification of the Principal Executive and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Principal Executive and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101. INS	XBRL Instance Document†
101. PRE	XBRL Taxonomy Extension Presentation Linkbase†
101. LAB	XBRL Taxonomy Extension Label Linkbase†
101. DEF	XBRL Taxonomy Extension Label Linkbase†
101. CAL	XBRL Taxonomy Extension Label Linkbase†
101. SCH	XBRL Taxonomy Extension Schema†

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