Form 10-K
period 2023-12-31
SPIRITS TIME INTERNATIONAL, INC.
filed 2024-04-16
CIK 1434737

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

________________

FORM 10-K

☑ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2023

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

As of June 30, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the outstanding shares of the registrant's common stock held by non-affiliates was $702,812, based upon a closing price of $0.60 per common share.

As of April 16, 2024, the Registrant had outstanding 7,498,305 shares of Common Stock with a par value of $0.001 per share.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated:  (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933.  The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 31, 2023).

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

The Product

Tequila Alebrijes tequila is produced in Tequila Jalisco, Mexico.  Our tequila is produced in three styles: (i) tequila blanco, (ii) tequila reposado, and (iii) tequila añejo. Our product has 40% alcohol percentage.

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

Agreement and Plan of Merger

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

ITEM 1A	RISK FACTORS.

Not Applicable.  The Company is a “smaller reporting company.”

ITEM 1B	UNRESOLVED STAFF COMMENTS.

Not Applicable.  The Company is a “smaller reporting company.”

ITEM 1C	CYBERSECURITY.

Given the size of our company and the nature of our operations, we do not believe that we face significant cybersecurity risk.

We have not adopted any cybersecurity risk management program or formal processes for assessing cybersecurity risk. We utilize standard commercial software for business operations, which includes basic security features such as password protection and data encryption.  Our management is generally responsible for assessing and managing any cybersecurity threats.

To date, we have not experienced any material cybersecurity incidents, and there has been no known unauthorized access to our systems. Should any reportable cybersecurity incident arise, our management shall promptly report such matters to our Board of Directors for further actions, including regarding the appropriate disclosure in accordance with SEC regulations, mitigation, and other response or actions that the Board of Directors deems appropriate to take.

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

The Company’s common stock is included on the OTC Pink Marketplace under the symbol “SRSG.”  On April 11, 2024, the published closing price was $0.2325 for the Company’s common stock on the OTC Pink Marketplace.

At December 31, 2023, there were approximately 40 holders of record of the Company’s common stock, as reported by the Company’s transfer agent.  In computing the number of holders of record, each broker-dealer and clearing corporation holding shares on behalf of its customers is counted as a single stockholder.

The following represents trading ranges per quarter.

Quarter Ending3/31/2022High   $1.20  Low $0.54

Quarter Ending 6/30/2022  High   $1.30  Low $0.54

Quarter Ending 9/30/2022High   $6.00  Low $0.55

Quarter Ending 12/31/2022High   $4.75  Low $0.80

Quarter Ending3/31/2023High   $2.50  Low $0.43

Quarter Ending 6/30/2023  High   $0.75  Low $0.25

Quarter Ending 9/30/2023High   $1.00  Low $0.36

Quarter Ending 12/31/2023High   $0.54  Low $0.16

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

Recent Sales of Unregistered Securities

On August 24, 2022, the Company issued 450,000 shares of its Series A Preferred Stock for services rendered to the Company totaling $20,520.

On October 5, 2023, the Company issued 137,300 shares of its common stock for the conversion of accrued interest and conversion fees totaling $24,371.

Issuer Purchases of Equity Securities

We have not adopted a stock repurchase plan and we did not purchase any shares of our equity securities during the 2023 fiscal year.

ITEM 6	[RESERVED]

ITEM 7	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion is intended to assist in the understanding and assessment of significant changes and trends related to the results of operations and financial condition of Spirits Time International, Inc. for the years ended December 31, 2023 and 2022.

The Report of Independent Registered Public Accounting Firm on the Company’s 2023 audited financial statements addresses an uncertainty about the Company’s ability to continue as a going concern, indicating that the Company has incurred losses since its inception and has no on-going operations.  The report further indicates that these factors raise substantial doubt about the Company’s ability to continue as a going concern.  At December 31, 2023, the Company had a working capital deficit of $1,434,561 and a stockholders’ deficit of $1,434,561.  The Company incurred net losses of $472,518 and $286,628 for its fiscal years ended December 31, 2023 and 2022, respectively.  Our primary creditor has claimed a default under the Promissory Note we issued to such creditor.  The Company has not entered into any agreements or arrangements for the provision of additional debt or equity financing and there can be no assurance that it will be able to obtain the additional debt or equity capital required to continue its operations.

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

Liquidity and Capital Resources. As of December 31, 2023, we had cash of $493 and a negative working capital of $1,434,561.  This compares with cash of $707 and negative working capital of $1,261,414 as of December 31, 2022.

Net cash used by operating activities totaled $70,885 for the year-ended December 31, 2023 consisting of a loss from operations of $472,518 which was offset by loss on impairment of intangible asset of $275,000, a change in accounts payable and accrued interest of $90,498, a decrease in accounts payable – related party of $1,000, and a change in accrued interest – related parties of $37,135.  This compares with net cash used by operating activities totaling $38,929 for the year-ended December 31, 2022 consisting of a loss from operations of $286,628 which was offset by a stock based compensation of $20,520, loss on impairment of inventory of $80,404, a change in accounts payable and accrued interest of $121,184, a change in accounts payable – related party of $1,000, and a change in accrued interest – related parties of $24,591.

There were no investing activities for the years ended December 31, 2023 and 2022.

Net cash provided by financing activities totaled $46,300 for the year-ended December 31, 2023 consisting of proceeds from loans payable - related parties of $36,300 and proceeds from notes payable of $10,000.  This compares with net cash provided by financing activities totaling $39,450 for the year-ended December 31, 2022 consisting of proceeds from loans payable - related parties of $19,450 and proceeds from notes payable of $20,000.

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

Results of Operations. We did not have revenue for either the year-ended December 31, 2023 or 2022.  For the year-ended December 31, 2023, we incurred professional fees of $63,136.  For the year-ended December 31, 2022, we incurred professional fees of $78,337.  For the year-ended December 31, 2023, we incurred $11,994 of administrative expenses compared to $10,077 for the year-ended December 31, 2022.  For the year-ended December 31, 2023 we recorded an impairment loss on intangible asset of $275,000 and we recorded interest expense of $122,388. For the year-ended December 31, 2022 we recorded an impairment loss on inventory of $80,404 and we incurred interest expense of $117,810.

As a result of the foregoing, we incurred a loss of $472,518 for the year-ended December 31, 2023 compared to a loss of $286,628 for the year-ended December 31, 2022. Since incorporation we have accumulated a deficit of $2,428,868.

Off-Balance Sheet Arrangements. None

Contractual Obligations.  None

Recent Accounting Pronouncements

We have reviewed accounting pronouncements issued during the past two years and have adopted any that are applicable to our company.  We have determined that none had a material impact on our financial position, results of operations, or cash flows for the years ended December 31, 2023 and 2022.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2023, these disclosure controls and procedures were ineffective to ensure that all information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rule and forms; and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting.  Based on our evaluation, management concluded that our internal control over financial reporting was ineffective for both of our fiscal years ended December 31, 2023 and December 31, 2022.  A material weakness in internal control over financial reporting is defined by the Public Company Accounting Oversight Board’s Audit Standard No. 5 as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis.  A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of our financial reporting.  Management has determined that our lack of segregation of duties constitutes a material weakness, as our sole officer, director, and employee is the same person.  Due to the size and operations of the Company, we are unable to remediate this deficiency until we acquire or merge with another company, or have sufficient resources to hire additional personnel.

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

Changes in Internal Controls

There have been no changes in our internal control over financial reporting that occurred during our fiscal year ended December 31, 2023 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

ITEM 9B	OTHER INFORMATION.

NONE

PART III

ITEM 10	DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table indicates the name, age, and position held by each of our officers and directors.

Name	Age	Positions Held
Mark Scharmann	65	President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer, Director
Doug Morris	68	Vice President of Corporate Development, Director
Thomas Garrison	66	Director

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

ITEM 11	EXECUTIVE COMPENSATION.

Summary Compensation Table

	Annual Compensation				Long-Term Compensation
Name and Principal Position	Year	Salary ($)	Bonus	Other Annual Compensation ($)	Restricted Stock Awards ($)	Securities Underlying Options (#)	LTIP Payouts ($)	All Other Compensation ($)

Mark A. Scharmann	2022	-	-	-	-	-	-	-
Officer and Director	2023	-	-	-	-	-	-	-

Doug Morris	2022	-	-	-	-	-	-	-
Officer and Director	2023	-	-	-	-	-	-	-

There has been no cash payment paid to the executive officers for services rendered in all capacities to us for the periods ended December 31, 2023 and 2022. There has been no compensation awarded to, earned by, or paid to the executive officer by any person for services rendered in all capacities to us for the fiscal periods ended December 31, 2023 and 2022.  No compensation is anticipated within the next six months to any officer or director of the Company.

Stock Option Grants

The Company has not granted any stock options to the executive officers during the most recent fiscal period ended December 31, 2023.

ITEM 12	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table provides the name of each person or entity known to Spirits Time International, Inc. to own more than 5% of the outstanding common stock as of December 31, 2023, and by the Officers and Directors, individually and as a group. Except as otherwise indicated, all shares are owned directly.  On such date there were 7,498,305 shares of the Company’s common stock issued and outstanding.

Title Of Class	Name and Title of Beneficial Owner of Shares	Amount of Beneficial Ownership	%

Common	Mark A. Scharmann, President and Director	3,061,553	40.83%
Common	Thomas Garrison, Director (1)	61,553	0.82%
Common	Human Brands International, Inc.	3,203,846	42.73%
	All Directors and Officers as a group	3,123,106	41.65%

(1) Includes 61,553 shares held by Garrison Capital, LLC

ITEM 13	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

During the year ended December 31, 2023, related parties of the Company loaned a total of $36,300 to the Company in order to pay for expenses and continue the reporting requirements with the Securities and Exchange Commission.  During the year ended December 31, 2022 interest in the amount of $9,000 was paid on these loans.  The balance due to these related parties was $326,675 plus accrued interest of $164,819 as of December 31, 2023.

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

During the fiscal years ended December 31, 2023 and 2022, fees for services provided by our independent auditing firm, Pinnacle Accountancy Group of Utah (a dba of Heaton & Company, PLLC) were as follows:

	Year Ended
	December 31,
	2023	2022

Auditor Fees	$12,000	$14,069
Audit-Related Fees	-	-
Tax Fees	-	2,800
All Other Fees	-	-

Total	$12,000	$16,869

On November 6, 2023, the Company dismissed Heaton & Company, PLLC, dba Pinnacle Accountancy Group of Utah as its independent registered accounting firm and engaged L J Soldinger Associates, LLC, as its new independent registered accounting firm.

During the fiscal years ended December 31, 2023 and 2022, fees for services provided by our independent auditing firm, L J Soldinger Associates, LLC were as follows:

	Year Ended
	December 31,
	2023	2022

Auditor Fees	$3,000	$-
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-

Total	$3,000	$-

“Auditor Fees” consisted of fees billed for services rendered for the audit of the Company’s annual financial statements, review of financial statements included in the Company’s quarterly reports on Form 10-Q, and other services normally provided in connection with statutory and regulatory filings.  “Audit-Related Fees” consisted of fees billed for due diligence procedures in connection with acquisitions and divestitures and consultation regarding financial accounting and reporting matters.  “Tax Fees” consisted of fees billed for tax payment planning and tax preparation services.  “All Other Fees” consisted of fees billed for services in connection with legal matters and technical accounting research.

The Company’s Board of Directors functions as its audit committee. It is the policy of the Company for all work performed by our principal accountant to be approved in advance by the Board of Directors. All of the services described above in this Item 14 were approved in advance by our Board of Directors.

PART IV

ITEM 15	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.
(a)	The following documents have been filed as a part of this Annual Report on Form 10-K.

1.	Financial Statements
Page
Report of Independent Registered Public Accounting Firm L J Soldinger Associates, LLC (PCAOB ID 318)	F-1
Report of Independent Registered Public Accounting Firm Heaton & Company, PLLC dba Pinnacle Accountancy Group of Utah (PCAOB ID 6117)	F-3
Balance Sheets	F-5
Statements of Operations	F-6
Statements of Stockholders' Deficit	F-7
Statements of Cash Flows	F-8
Notes to Financial Statements	F-9-14

2.	Financial Statement Schedules.

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

(1)Incorporated by reference to Exhibits 3.1 and 3.2 of the Company’s Form 8-K report, filed October 31, 2018.

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

Date: April 16, 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Spirits Time International, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Spirits Time International, Inc. (the Company) as of December 31, 2023, and the related statements of operations, stockholders’ deficit, and cash flows for the year than ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023, and the results of its operations and its cash flows for the year ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt About the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As more fully explained in Note 4, the Company has incurred losses since inception and a net loss of $472,518 during the current year and an accumulated deficit of approximately $2,428,868 and has no ongoing operations. These facts raise substantial doubt as to the Company’s ability to continue as a going concern. Management’s plans are more fully described in Note 4 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

F-1

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there were no critical audit matters.

/S/ L J Soldinger Associates, LLC

We have served as the Company’s auditor since 2024.

Deer Park, IL

April 16, 2024

F-2

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Spirits Time International, Inc.

Ogden, UT

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Spirits Time International, Inc. (the Company) as of December 31, 2022, and the related statements of operations, stockholders’ equity (deficit), and cash flows for the year then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

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

F-3

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

Pinnacle Accountancy Group of Utah

(a dba of Heaton & Co., PLLC)

Farmington, Utah

April 17, 2023

F-4

SPIRITS TIME INTERNATIONAL, INC.
Balance Sheets

	December 31,	December 31,
	2023	2022

ASSETS

CURRENT ASSETS

Cash and cash equivalents	$493	$707

Total Current Assets	493	707

OTHER ASSETS

Intangible assets	-	275,000

TOTAL ASSETS	$493	$275,707

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable	$207,775	$178,409
Accounts payable - related party	9,500	10,500
Accrued interest	351,285	290,153
Accrued interest - related parties	164,819	127,684
Loans payable - related parties	271,675	235,375
Convertible notes payable - related parties	55,000	55,000
Convertible note payable	290,000	290,000
Notes payable	85,000	75,000

Total Current Liabilities	1,435,054	1,262,121

TOTAL LIABILITIES	1,435,054	1,262,121

COMMITMENTS AND CONTINGENCIES (NOTE 10)	-	-

STOCKHOLDERS' DEFICIT

Preferred stock, $0.001 par value; 20,000,000 shares authorized Preferred stock designated, Series A, $0.001 par value, 1,000,000 shares authorized, 450,000 shares issued and outstanding	450	450
Preferred stock designated, Series D, $0.001 par value, 50,000 shares authorized, 5,000 shares issued and outstanding	5	5
Common stock, $0.001 par value; 140,000,000 shares authorized, 7,498,305 and 7,361,005 shares issued and outstanding, respectively	7,498	7,361
Additional paid-in capital	986,354	962,120
Accumulated deficit	(2,428,868)	(1,956,350)

Total Stockholders' Deficit	(1,434,561)	(986,414)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$493	$275,707

The accompanying notes are an integral part of these audited financial statements.

SPIRITS TIME INTERNATIONAL, INC.
Statements of Operations

	For the Years Ended
	December 31,
	2023	2022

NET REVENUES	$-	$-

OPERATING EXPENSES

Professional fees	63,136	78,337
Selling, general and administrative	11,994	10,077

Total Operating Expenses	75,130	88,414

LOSS FROM OPERATIONS	(75,130)	(88,414)

OTHER INCOME (EXPENSES)

Impairment loss on prepaid inventory	-	(80,404)
Impairment loss on intangible asset	(275,000)	-
Interest expense	(122,388)	(117,810)

Total Other Income (Expenses)	(397,388)	(198,214)

LOSS BEFORE INCOME TAXES	(472,518)	(286,628)

PROVISION FOR INCOME TAXES	-	-

NET LOSS	$(472,518)	$(286,628)

NET LOSS PER SHARE - BASIC AND DILUTED	$(0.06)	$(0.04)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED	7,394,107	7,361,005

The accompanying notes are an integral part of these audited financial statements.

SPIRITS TIME INTERNATIONAL, INC.
Statements of Stockholders' Deficit
For the Years ended December 31, 2023 and 2022

							Additional		Total
	Preferred Stock A		Preferred Stock D		Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance, January 1, 2022	-	$-	5,000	$5	7,361,005	$7,361	$942,050	$(1,669,722)	$ (720,306)

Preferred stock issued for services	450,000	450	-	-	-	-	20,070	-	20,520

Net loss for the year ended
December 31, 2022	-	-	-	-	-	-	-	(286,628)	(286,628)

Balance, December 31, 2022	450,000	$450	5,000	$5	7,361,005	$7,361	$962,120	$(1,956,350)	$ (986,414)

Common stock issued for conversion of debt					137,300	137	24,234		24,371

Net loss for the year ended
December 31, 2023	-	-	-	-	-	-	-	(472,518)	(472,518)

Balance, December 31, 2023	450,000	$450	5,000	$5	7,498,305	$7,498	$986,354	$(2,428,868)	$(1,434,561)

The accompanying notes are an integral part of these audited financial statements.

SPIRITS TIME INTERNATIONAL, INC.
Statements of Cash Flows

	For the Years Ended
	December 31,
	2023	2022

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(472,518)	$(286,628)
Adjustments to reconcile net loss to net cash
used by operating activities:
Stock based compensation	-	20,520
Impairment loss on inventory	-	80,404
Impairment loss on intangible asset	275,000	-
Changes in operating assets and liabilities:
Accounts payable and accrued interest	90,498	121,184
Accounts payable - related party	(1,000)	1,000
Accrued interest - related parties	37,135	24,591

Net Cash Used by Operating Activities	(70,885)	(38,929)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from notes payable	10,000	20,000
Proceeds from loans payable - related parties	36,300	19,450

Net Cash Provided by Financing Activities	46,300	39,450

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(214)	521

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	707	186

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$493	$707

SUPPLEMENTAL DISCLOSURES:

Cash paid for interest	$-	$9,000
Common stock issued for the conversion of debt	$24,371	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these audited financial statements.

SPIRITS TIME INTERNATIONAL, INC.

Notes to the Financial Statements

December 31, 2023 and 2022

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

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Loss Per Share - The computations of basic loss per share of common stock are based on the weighted average number of shares outstanding during the periods presented. At December 31, 2023 and 2022, the Company had warrants outstanding that were exercisable into -0- and 264,084 shares of common stock, respectively, and convertible debt outstanding that is convertible into 7,974,315 and 1,194,633 shares of common stock, respectively.  The common stock issuable from the warrants and convertible debt was not included, as it would be anti-dilutive due to continuing losses.

Year Ended	Loss (Numerator)	Shares (Denominator)	Per Share Amount
December 31, 2023	$ (472,518)	7,498,305	$ (0.06)
December 31, 2022	$ (286,628)	7,361,005	$ (0.04)

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

Recently-Issued Pronouncements - We have reviewed accounting pronouncements issued during the past two years and have adopted any that are applicable to our company.  We have determined that none had a material impact on our financial position, results of operations, or cash flows for the years ended December 31, 2023 and 2022.

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

Concentration of Risk - Cash - The Company at times may maintain a cash balance in excess of insured limits. At December 31, 2023 and 2022, the Company has no cash in excess of insured limits.

Revenue Recognition - The Company will determine its revenue recognition policy in accordance with ASC 606 “Revenue from Contracts with Customers” when it commences revenue-generating operations.

SPIRITS TIME INTERNATIONAL, INC.

Notes to the Financial Statements

December 31, 2023 and 2022

Cash and Cash Equivalents - For purposes of the Statement of Cash Flows, the Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes.

Inventory - Inventory consists of bottled tequila acquired in the acquisition of the Tequila Alebrijes products and intangibles, and is held by a third-party tequila production warehouse in Tequila Jalisco, Mexico. Inventory is stated at lower of cost or net realizable value, with cost being determined on the first-in, first-out (“FIFO”) method. For the year ended December 31, 2022 we recorded an impairment loss of $80,404.  As of December 31, 2023 and 2022, the Company had finished goods inventory on-hand totaling $0.

Intangibles - The Company accounts for intangible assets in accordance with ASC 350 “Intangibles-Goodwill and Other” (“ASC 350”). ASC 350 requires that goodwill and other intangibles with indefinite lives be tested for impairment annually or on an interim basis if events or circumstances indicate that the fair value of an asset has decreased below its carrying value. As of December 31, 2022, the company’s intangible asset of $275,000 represented the carrying value of its Tequila Alebrijes brand. As of December 31, 2023, the company did an impairment analysis of the value of the above brand which resulted in the carrying value of $275,000 being impaired at the end of the year. The cost of intangible assets with determinable useful lives is amortized to reflect the pattern of economic benefits consumed, either on a straight-line or accelerated basis over the estimated periods benefited. Patents, technology and other intangibles with contractual terms are generally amortized over their respective legal or contractual lives. When certain events or changes in operating conditions occur, an impairment assessment is performed and lives of intangible assets with determinable lives may be adjusted.  For the year ended December 31, 2023 we recorded an impairment loss of $275,000.  As of December 31, 2023 and 2022, the Company had intangible assets of $0 and $275,000, respectively.

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

Net deferred tax assets consist of the following components as of December 31, 2023 and 2022:

	2023	2022
Deferred tax assets:
NOL Carryover	$505,000	$406,000
Valuation allowance	(505,000)	(406,000)
Net deferred tax asset	$-	$-

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rates to pretax income from continuing operations for the years ended December 31, 2023 and 2022 due to the following:

	2023	2022
Current Federal Tax (21%)	$ 99,000	$ 62,000
Stock compensation	-	(4,000)
Change in valuation allowance	(99,000)	(58,000)
	$ -	$ -

At December 31, 2023, the Company had no unrecognized tax benefits that, if recognized, would affect the effective tax rate.

The Company did not have any tax positions for which it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease within the next 12 months.

SPIRITS TIME INTERNATIONAL, INC.

Notes to the Financial Statements

December 31, 2023 and 2022

The Company includes interest and penalties arising from the underpayment of income taxes in the statements of operations in the provision for income taxes.  As of December 31, 2023 and 2022, the Company had no accrued interest or penalties related to uncertain tax positions.

The tax years that remain subject to examination by major taxing jurisdictions are those for the years ended December 31, 2023 through 2014.

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

NOTE 5 –RELATED PARTY LOANS AND OTHER TRANSACTIONS

During the years ended December 31, 2023 and 2022, officers and directors of the Company made loans to the Company in order to pay for expenses and continue the reporting requirements with the Securities and Exchange Commission.  These loans accrue interest at the rate of 12% per annum, are due on demand and are not convertible into common stock of the Company.

During the years ended December 31, 2023 and 2022, these related parties loaned a total of $36,300 and $19,450, respectively, to the Company.  Also, during the years ended December 31, 2023 and 2022, the loans incurred interest expense totaling $30,535 and $26,991, respectively, and interest in the amount of $-0- and $9,000, respectively, was paid.  As of December 31, 2023 and 2022, the balance due to these related parties for these loans was principal of $271,675 and $235,375, respectively, and accrued interest of $110,338 and $79,803, respectively.

Beginning August 2017, the Company entered into an oral agreement to pay the Company’s president $500 per month as payment for use of his personal residence as the Company’s office and mailing address.  The Company has recorded rent expense of $6,000 during each of the years ended December 31, 2023 and 2022 which is included in the selling, general and administrative expenses on the statements of operations. During the years ended December 31, 2023 and 2022 the Company paid $7,000 and $5,000 respectively. The amounts payable as of December 31, 2023 and 2022 were $9,500 and $10,500 respectively.

In March 2014, the Company issued a $40,000 convertible promissory note to an officer and director of the Company and a $15,000 convertible promissory note to another affiliated shareholder (the “Convertible Notes”). On October 11, 2022 this unaffiliated individual was appointed as a director of the Company. The Convertible Notes had a term of one year expiring March 2015, and are now payable on demand, and accrue interest at the rate of 12% per annum. The holders of the Convertible Notes, may, at their option, convert all or any portion of the outstanding principal balance of, and all accrued interest on the Convertible Notes into shares of the Company’s common stock, par value $0.001 per share, at a conversion rate of $1.00 per share. For the years ended December 31, 2023 and 2022 additional interest accrued on these Notes in the amount of $6,600 and $6,600, respectively.  During the year ended December 31, 2019, $10,000 of accrued interest was converted into 5,000 shares of Preferred Stock.  No principal has been paid on these Notes.  As of December 31, 2023

SPIRITS TIME INTERNATIONAL, INC.

Notes to the Financial Statements

December 31, 2023 and 2022

and 2022, the balance due to these related parties for these Notes was principal of $55,000, and accrued interest of $54,481 and $47,881, respectively. (See Note 7)

On August 24, 2022, the Company issued 300,000 shares of Preferred Series A stock to directors of the Company for review of potential business opportunities.

On August 24, 2022, the Company issued 50,000 shares of Preferred Series A stock to an unaffiliated individual for review of potential business opportunities.  On October 11, 2022 this unaffiliated individual was appointed as a director of the Company.

NOTE 6 – CONVERTIBLE PROMISSORY NOTES

The Company has a collateralized convertible debt obligation with an unaffiliated entity outstanding at December 31, 2023 and 2022 as follows:

Note (A)	Principal	Less Debt Discount	Plus Premium	Net Note Balance	Accrued Interest

December 31, 2023	$290,000(1)	$-	$-	$290,000	$319,918
December 31, 2022	$290,000(1)	$-	$-	$290,000	$267,410

(1) Collateralized by the Company’s assets, including accounts receivable, cash and equivalents, inventory, property, equipment, intangibles.  At December 31, 2023 and 2022, the Company’s assets consisted of cash and equivalents of $493 and $707 (respectively), and intangible assets.  The carrying value of this intangible asset was $0 and $275,000 for 2023 and 2022, respectively.

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

Along with the Note, on the Date of Issuance the Company issued Common Stock Purchase Warrants (the “Warrants”), exercisable immediately. The warrants expired September 24, 2023.  The note proceeds of $300,000 were allocated between the fair value of the promissory note ($300,000) and the Warrants ($86,750), resulting in a debt discount of $67,292.  As the warrants were exercisable immediately, this debt discount was amortized in its entirety to interest expense on the Date of Issuance.

During the year ended 12/31/2023, $24,121 of accrued interest and $250 in conversion fees ($24,371 total) was converted into 137,300 shares of common stock.

NOTE 7 – CONVERTIBLE NOTES AND LOANS PAYABLE – RELATED PARTIES

Convertible notes and loans payable – related parties consisted of the following:
	December 31, 2023	December 31, 2022
Loans payable to related parties, interest at 12% per annum, due on demand	$271,675	$235,375
Convertible notes payable to related parties, interest at 12% per annum, due on March 7, 2015 (in default), convertible into common stock at $1.00 per share	55,000	55,000
Total Convertible Notes and Loans Payable – Related Parties	326,675	290,375
Less: Current Portion	(326,675)	(290,375)
Long-Term Convertible Notes and Loans Payable – Related Parties	$-	$-

Accrued interest on the convertible notes and loans payable, related parties was $164,819 and $127,684 at December 31, 2023 and 2022, respectively.  The Company did not record beneficial conversion feature elements on the related party convertible debt due to the conversion rate of $1.00 per share being greater than the fair market value of the underlying shares on the date of issuance.

SPIRITS TIME INTERNATIONAL, INC.

Notes to the Financial Statements

December 31, 2023 and 2022

NOTE 8 – NOTES PAYABLE

Notes payable consisted of the following:

	December 31, 2023	December 31, 2022
Note payable to an unrelated individual, interest at 12% per annum, issued August 1, 2018 due November 15, 2018 (in default), unsecured	$10,000	$10,000
Note payable to an unrelated individual, interest at 12% per annum, issued December 31, 2018 due December 31, 2019 (in default), unsecured	30,000	30,000
Note payable to an unrelated individual, interest at 12% per annum, issued May 1, 2020 due May 1, 2021 (in default), unsecured	5,000	5,000
Note payable to an unrelated individual, interest at 10% per annum, issued January 20, 2021 due January 20, 2022 (in default), unsecured	10,000	10,000
Note payable to an unrelated individual, interest at 8% per annum, issued March 18, 2022 due March 18, 2023 (in default), unsecured	10,000	10,000
Note payable to an unrelated entity, interest at 8% per annum, issued April 20, 2022 due April 20, 2023 (in default), unsecured	10,000	10,000
Note payable to an unrelated entity, interest at 10% per annum, issued April 18, 2023 due April 18, 2024, unsecured	8,000	-
Note payable to an unrelated entity, interest at 10% per annum, issued September 11, 2023 due September 11, 2024, unsecured	2,000	-
Total Notes Payable	85,000	75,000
Less: Current Portion	(85,000)	(75,000)
Long-Term Notes Payable	$-	$-

Accrued interest and interest expense for these Notes as of and for the year ended December 31, 2023 totaled $31,367 and $8,624, respectively.  Accrued interest and interest expense for these Notes as of and for the year ended December 31, 2022 totaled $22,743 and $7,590, respectively.

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

We have communicated with the noteholder regarding these matters and are under advisement from our legal counsel that, although we have defaulted on Note (A) and as such are accruing the default interest of 24% as stated within Note (A), we are not otherwise in breach of Note (A).  We are unable to predict whether we will be able to enter into a workable resolution with the noteholder.  If not, the noteholder could commence collection action against the Company and seek to foreclose on our assets and seek other remedies.  We and our legal counsel believe the likelihood of this action is remote, and therefore have not accrued for any potential damages at December 31, 2023.

NOTE 10 – EQUITY TRANSACTIONS

Common Stock

The Company has authorized 140,000,000 shares of common stock with a par value of $0.001, and had 7,498,305 and 7,361,005 common shares issued and outstanding at December 31, 2023 and 2022, respectively.

SPIRITS TIME INTERNATIONAL, INC.

Notes to the Financial Statements

December 31, 2023 and 2022

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

On August 24, 2022, the Company issued 450,000 shares of its Series A Preferred Stock for services rendered to the Company. The shares were valued at $20,520. This amount is included in professional fees on the Statement of Operations for the year ended December 31, 2022. The Company had 450,000 shares of Series A Preferred issued and outstanding at December 31, 2023 and December 31, 2022.

The Company has also designated 50,000 shares as Series D Preferred Stock (“Series D”) with par value of $0.001. Each share of Series D participates in dividends and liquidation equal to common stock, is convertible into common stock at the option of the holder on a one-for-one basis and carries 10,000 common votes on any matter submitted to common stockholder vote. The Company had 5,000 shares of Series D issued and outstanding at December 31, 2023 and December 31, 2022.

NOTE 11 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events for the period of December 31, 2023 through the date the financial statements were issued and concluded there were no items that required recognition or disclosure in its financial statements.