Form 10-Q
period 2024-03-31
SPIRITS TIME INTERNATIONAL, INC.
filed 2024-05-20
CIK 1434737

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

☒.Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended

March 31, 2024.

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

The number of shares outstanding of the issuer’s common stock, $0.001 par value was 7,498,305 on May 20, 2024.

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

Item 1. – Financial Statements

As used herein, the terms “Spirits Time,” “we,” “our,” and “us” refer to Spirits Time International, Inc., a Nevada corporation, unless otherwise indicated. The condensed unaudited financial statements of the registrant for the three months ended March 31, 2024 and 2023 follow. The condensed unaudited financial statements reflect all adjustments that are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.  All such adjustments are of a normal and recurring nature.

6

  SPIRITS TIME INTERNATIONAL, INC.

March 31, 2024

INDEX TO FINANCIAL STATEMENTS

(Unaudited)

SPIRITS TIME INTERNATIONAL, INC.
Condensed Balance Sheets
(Unaudited)
	March 31,	December 31,
	2024	2023*
ASSETS

CURRENT ASSETS

Cash and cash equivalents	$1,994	$493

Total Current Assets	1,994	493

OTHER ASSETS

Intangible assets	-	-

TOTAL ASSETS	$1,994	$493

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable	$218,655	$207,775
Accounts payable - related party	1,000	9,500
Accrued interest	372,971	351,285
Accrued interest - related parties	160,717	164,819
Loans payable - related parties	279,200	271,675
Convertible notes payable - related parties	55,000	55,000
Convertible note payable	290,000	290,000
Notes payable	110,000	85,000

Total Current Liabilities	1,487,543	1,435,054

TOTAL LIABILITIES	1,487,543	1,435,054

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' DEFICIT

Preferred stock, $0.001 par value; 20,000,000 shares authorized Preferred stock designated, Series A, $0.001 par value, 1,000,000 shares authorized, 450,000 shares issued and outstanding	450	450
Preferred stock designated, Series D, $0.001 par value, 50,000 shares authorized, 5,000 shares issued and outstanding	5	5
Common stock, $0.001 par value; 140,000,000 shares authorized, 7,498,305 shares issued and outstanding	7,498	7,498
Additional paid-in capital	986,354	986,354
Accumulated deficit	(2,479,856)	(2,428,868)

Total Stockholders' Deficit	(1,485,549)	(1,434,561)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,994	$493
*Derived from audited information
The accompanying notes are an integral part of these condensed unaudited financial statements.

SPIRITS TIME INTERNATIONAL, INC.
Condensed Statements of Operations
(Unaudited)

	For the Three Months Ended
	March 31,
	2024	2023

NET REVENUES	$-	$-

OPERATING EXPENSES

Professional fees	17,082	18,526
Selling, general and administrative	2,322	2,079

Total Operating Expenses	19,404	20,605

LOSS FROM OPERATIONS	(19,404)	(20,605)

OTHER INCOME (EXPENSES)

Interest expense	(31,584)	(29,546)

Total Other Income (Expenses)	(31,584)	(29,546)

LOSS BEFORE INCOME TAXES	(50,988)	(50,151)

PROVISION FOR INCOME TAXES	-	-

NET LOSS	$(50,988)	$(50,151)

NET LOSS PER SHARE - BASIC AND DILUTED	$(0.01)	$(0.01)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED	7,498,305	7,361,005

The accompanying notes are an integral part of these condensed unaudited financial statements.

SPIRITS TIME INTERNATIONAL, INC.
Condensed Statements of Stockholders' Deficit
(Unaudited)

	Three Months Ended March 31, 2024
							Additional		Total
	Preferred Stock A		Preferred Stock D		Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance, December 31, 2023	450,000	$450	5,000	$5	7,498,305	$7,498	$986,354	$(2,428,868)	$(1,434,561)

Net loss for the three months ended
March 31, 2024	-	-	-	-	-	-	-	(50,988)	(50,988)

Balance, March 31, 2024	450,000	$450	5,000	$5	7,498,305	$7,498	$986,354	$(2,479,856)	$(1,485,549)

	Three Months Ended March 31, 2023
							Additional		Total
	Preferred Stock A		Preferred Stock D		Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance, December 31, 2022	450,000	$450	5,000	$5	7,361,005	$7,361	$962,120	$(1,956,350)	(986,414)

Net loss for the three months ended
March 31, 2023	-	-	-	-	-	-	-	(50,151)	(50,151)

Balance, March 31, 2023	450,000	$450	5,000	$5	7,361,005	$7,361	$962,120	$(2,006,501)	$(1,036,565)

The accompanying notes are an integral part of these condensed unaudited financial statements.

SPIRITS TIME INTERNATIONAL, INC.
Condensed Statements of Cash Flows
(Unaudited)

	For the Three Months Ended
	March 31,
	2024	2023

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(50,988)	$(50,151)
Adjustments to reconcile net loss to net cash
used by operating activities:
Changes in operating assets and liabilities:
Accounts payable and accrued interest	32,566	33,063
Accounts payable - related party	(8,500)	1,500
Accrued interest - related parties	(4,102)	8,679

Net Cash Used by Operating Activities	(31,024)	(6,909)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from notes payable	25,000	-
Proceeds from loans payable - related parties	7,525	6,900

Net Cash Provided by Financing Activities	32,525	6,900

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,501	(9)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	493	707

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,994	$698

SUPPLEMENTAL DISCLOSURES:

Cash paid for interest	$14,000	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these condensed unaudited financial statements.

SPIRITS TIME INTERNATIONAL, INC.

Notes to the Condensed Financial Statements

March 31, 2024

(Unaudited)

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial statements at March 31, 2024 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed unaudited financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2023 audited financial statements.  The results of operations for the period ended March 31, 2024 are not necessarily indicative of the operating results for the full year.

Loss Per Share - The computations of basic loss per share of common stock are based on the weighted average number of shares outstanding at the date of the financial statements. At March 31, 2024 the Company had no warrants outstanding, and convertible debt outstanding that is convertible into 5,521,621 shares of common stock. During the three months ended March 31, 2023, the Company had warrants outstanding that were exercisable into 264,084 shares of common stock, and convertible debt outstanding that was convertible into 2,800,040 shares of common stock.  The common stock issuable from the warrants and convertible debt was not included, as it would be anti-dilutive due to continuing losses.

Three Months Ended	Loss (Numerator)	Shares (Denominator)	Per Share Amount
March 31, 2024	$ (50,988)	7,498,305	$ (0.01)
March 31, 2023	$ (50,151)	7,361,005	$ (0.01)

NOTE 2 – INTANGIBLE ASSETS

Intangible assets consist of the Tequila Alebrijes brand name, trademark, and property rights. For the year ended December 31, 2023 we recorded an impairment loss of $275,000. As of March 31, 2024 and December 31, 2023, the Company had intangible assets of $0.

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

March 31, 2024

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

NOTE 4 – RELATED PARTY LOANS AND OTHER TRANSACTIONS

During the three months ended March 31, 2024 and 2023, the Company received loans in the amount of $7,525 and $6,900, respectively, from related parties of the Company.  These loans accrue interest at the rate of 12% per annum, are due on demand and are not convertible into common stock of the Company.  The balances due on non-convertible loans payable to related parties were principal of $279,200 and $271,675 plus accrued interest of $104,595 and $110,338 as of March 31, 2024 and December 31, 2023, respectively.  During the three months ended March 31, 2024 and 2023, interest in the amount of $14,000 and $0, respectively, was paid.

Beginning August 2017, the Company entered into an oral agreement to pay the Company’s sole director $500 per month as payment for use of his personal residence as the Company’s office and mailing address.  The Company has recorded rent expense of $1,500 during each of the three months ended March 31, 2024 and 2023 which is included in the selling, general and administrative expenses on the statements of operations. The amount payable at December 31, 2023 was $9,500. During the three months ended March 31, 2024 the Company paid $10,000, resulting in $1,000 payable at March 31, 2024.

In March 2014, the Company issued a $40,000 convertible promissory note to the sole officer and director of the Company and a $15,000 convertible promissory note to another affiliated shareholder (the “Convertible Notes”). On October 11, 2022 this unaffiliated individual was appointed as a director of the Company. The Convertible Notes had a term of one year expiring March 2015, are now payable on demand, and accrue interest at the rate of 12% per annum. The holders of the Convertible Notes, may, at their option, convert all or any portion of the outstanding principal balance of, and all accrued interest on the Convertible Notes into shares of the Company’s common stock, par value $0.001 per share, at a conversion rate of $1.00 per share.  During the year ended December 31, 2019, $10,000 of accrued interest was converted into 5,000 shares of Preferred Stock.  No principal has been paid on these Notes.  As of March 31, 2024 and December 31, 2023, the balance due to these related parties for these Notes was principal of $55,000 and accrued interest of $56,122 and $54,481, respectively.

SPIRITS TIME INTERNATIONAL, INC.

Notes to the Condensed Financial Statements

March 31, 2024

(Unaudited)

Convertible notes and loans payable – related parties consisted of the following:

	March 31, 2024	December 31, 2023
Loans payable to related parties, interest at 12% per annum, due on demand	$279,200	$271,675
Convertible notes payable to related parties, interest at 12% per annum, due on March 7, 2015 (in default), convertible into common stock at $1.00 per share	55,000	55,000
Total Convertible Notes and Loans Payable – Related Parties	334,200	326,675
Less: Current Portion	(334,200)	(326,675)
Long-Term Convertible Notes and Loans Payable – Related Parties	$-	$-

Accrued interest on the convertible notes and loans payable, related parties was $160,717 and $164,819 at March 31, 2024 and December 31, 2023, respectively.  The Company did not record beneficial conversion feature elements on the related party convertible debt due to the conversion rate of $1.00 per share being greater than the fair market value of the underlying shares on the date of issuance.

NOTE 5 – CONVERTIBLE PROMISSORY NOTES

The Company has a collateralized convertible debt obligation with an unaffiliated entity outstanding at March 31, 2024 and December 31, 2023 as follows:

Note (A)	Principal(1)	Less Debt Discount	Plus Premium	Net Note Balance	Accrued Interest

March 31, 2024	$ 290,000	$ -	$ -	$ 290,000	$ 338,970
December 31, 2023	$ 290,000	$ -	$ -	$ 290,000	$ 319,918

(1)Collateralized by the Company’s assets, including accounts receivable, cash and equivalents, inventory, property, equipment, intangibles.  At March 31, 2024 and December 31, 2023, the Company’s assets consisted of cash and equivalents of $1,994 and $493, respectively, for total carrying value of $1,994 and $493, respectively.

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

SPIRITS TIME INTERNATIONAL, INC.

Notes to the Condensed Financial Statements

March 31, 2024

(Unaudited)

Along with the Note, on the Date of Issuance the Company issued 42,857 Common Stock Purchase Warrants (the “Warrants”), exercisable immediately at a fixed exercise price of $3.50 with an expiration date of September 24, 2023.  The note proceeds of $300,000 were allocated between the fair value of the promissory note ($300,000) and the Warrants ($86,750), resulting in a debt discount of $67,292.  As the warrants were exercisable immediately, this debt discount was amortized in its entirety to interest expense on the Date of Issuance. The Warrants expired September 24, 2023.

NOTE 6 – NOTES PAYABLE

Notes payable consisted of the following:

	March 31, 2024	December 31, 2023

Note payable to an unrelated individual, interest at 12% per annum, issued August 1, 2018 due November 15, 2018 (in default), unsecured	$10,000	$10,000
Note payable to an unrelated individual, interest at 12% per annum, issued December 31, 2018 due December 31, 2019 (in default), unsecured	30,000	30,000
Note payable to an unrelated individual, interest at 12% per annum, issued May 1, 2020 due May 1, 2021 (in default), unsecured	5,000	5,000
Note payable to an unrelated individual, interest at 10% per annum, issued January 20, 2021 due January 20, 2022 (in default), unsecured	10,000	10,000
Note payable to an unrelated individual, interest at 8% per annum, issued March 18, 2022 due March 18, 2023 (in default), unsecured	10,000	10,000
Note payable to an unrelated entity, interest at 8% per annum, issued April 20, 2022 due April 20, 2023 (in default), unsecured	10,000	10,000
Note payable to an unrelated entity, interest at 10% per annum, issued April 18, 2023 due April 18, 2024, unsecured	8,000	8,000
Note payable to an unrelated entity, interest at 10% per annum, issued September 11, 2023 due September 11, 2024, unsecured	2,000	2,000
Note payable to an unrelated entity, interest at 10% per annum, issued February 2, 2024 due February 2, 2025, unsecured	25,000	-

Total Notes Payable	110,000	85,000
Less: Current Portion	(110,000)	(85,000)
Long-Term Notes Payable	$-	$-

Accrued interest and interest expense for these Notes as of and for the three months ended March 31, 2024 totaled $34,001 and $2,634, respectively.  Accrued interest and interest expense for these Notes as of and for the year ended December 31, 2023 totaled $31,367 and $8,624, respectively.

SPIRITS TIME INTERNATIONAL, INC.

Notes to the Condensed Financial Statements

March 31, 2024

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

We have communicated with the noteholder regarding these matters and are under advisement from our legal counsel that, although we have defaulted on Note (A) and as such are accruing the default interest of 24% as stated within Note (A), we are not otherwise in breach of Note (A).  We are unable to predict whether we will be able to enter into a workable resolution with the noteholder.  If not, the noteholder could commence collection action against the Company and seek to foreclose on our assets and seek other remedies.  We and our legal counsel believe the likelihood of this action is remote, and therefore have not accrued for any potential damages at March 31, 2024 and December 31, 2023.

NOTE 8 – EQUITY TRANSACTIONS

Common Stock

The Company has authorized 140,000,000 shares of common stock with a par value of $0.001.  There were no common stock transactions during the three months ended March 31, 2024 or 2023, resulting in 7,498,305 common shares issued and outstanding at March 31, 2024 and December 31, 2023.

Preferred Stock

The Company has authorized 20,000,000 shares of Preferred Stock. On May 20, 2022, the Company designated 1,000,000 shares of Series A Preferred Stock (“Series A”) with par value of $0.001. Each share of Series A participates in liquidation equal to common stock, is convertible into common stock at the option of the holder on a ten-for-one basis and carries no common votes unless and until converted to common stock at which time the converted shares are entitled to vote on any matter submitted to common stockholders. The Series A shares are not entitled to dividends unless and until converted to common stock at which time they would have dividend rights as common stock holders. The Company had 450,000 shares of Series A Preferred issued and outstanding at March 31, 2024 and December 31, 2023.

The Company has also designated 50,000 shares as Series D Preferred Stock (“Series D”) with par value of $0.001. Each share of Series D participates in dividends and liquidation equal to common stock, is convertible into common stock at the option of the holder on a one-for-one basis and carries 10,000 common votes on any matter submitted to common stockholder vote. The Company had 5,000 shares of Series D issued and outstanding at March 31, 2024 and December 31, 2023.

NOTE 9 – SUBSEQUENT EVENTS

On April 16, 2024, the parties completed execution of an amendment to Note (A) from Note 5 and Note 7 as further described in the Company’s Form 8-K filed April 22, 2024.

On April 17, 2024, the Company issued 200,000 shares of Preferred Series A stock to unaffiliated individuals for review of potential business opportunities.

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

General Financial Matters

Our auditor’s report on our financial statements for the year ended December 31, 2023 contained a going concern qualification expressing substantial doubt about our ability to continue as a going concern.  Our liabilities significantly exceed our assets and we have yet to generate revenue from operations. Our primary creditor has claimed a default under the Promissory Note we issued to such creditor.  For us to continue to achieve our business plan we need to raise significant additional capital of which there can be no assurance. An investment in the Company would create a significant risk of loss to an investor.

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

Three months ended March 31, 2024 compared to the three months ended March 31, 2023

For the three months ended March 31, 2024 and 2023, the Company had no revenue.  For the three months ended March 31, 2024, the Company incurred $17,082 of professional fees compared to $18,526 for the three months ended March 31, 2023.  Such expenses consist primarily of legal and accounting fees, as well as annual fees required to maintain the Company’s corporate status.  For the three months ended March 31, 2024, the Company incurred $2,322 of selling, general and administrative expenses compared to $2,079 for the three months ended March 31, 2023.  For the three months ended March 31, 2024, the Company incurred $31,584 of interest expense on notes payable compared to $29,546 for the three months ended March 31, 2023.

As a result of the foregoing, the Company incurred a loss of $50,988 and $50,151, respectively, for the three months ended March 31, 2024 and 2023.

Liquidity

As of March 31, 2024, the Company had $1,994 of cash and negative working capital of $1,485,549.  This compares with cash of $493 and negative working capital of $1,434,561 as of December 31, 2023.

For the three months ended March 31, 2024, the Company used cash of $31,024 in operations consisting of the loss of $50,998, a decrease in accounts payable – related party of $8,500, and a decrease in accrued interest due to related parties of $4,102 which was offset by changes in accounts payable and accrued interest of $32,566.  This compares with $6,909 used in operations for the three months ended March 31, 2023 consisting of the loss of $50,151 which was offset by changes in accounts payable and accrued interest of $33,063, changes in accounts payable – related party of $1,500, and changes in accrued interest due to related parties of $8,679.

There were no investing activities during the three months ended March 31, 2024 and 2023.

For the three months ended March 31, 2024, financing activities provided $32,525 which consisted of proceeds from loans payable to related parties of $7,525 and proceeds from notes payable of $25,000.  For the three months ended March 31, 2023, financing activities provided $6,900 which consisted of proceeds from loans payable to related parties.

As a result of the foregoing, there was an increase in cash of $1,501 for the three months ended March 31, 2024 from the cash on hand as of December 31, 2023.

From the date of inception (October 18, 2005) to March 31, 2024, the Company has accumulated a deficit of $2,479,856, most of which were expenses relating to the initial development of the Company and maintaining reporting company status with the SEC.  In order to survive as a going concern, the Company will require additional capital investments or borrowed funds to meet cash flow projections and carry forward our business objectives. There can be no guarantee or assurance that we can raise adequate capital from outside sources to fund the proposed business. Failure to secure additional financing would result in business failure and a complete loss of any investment made into the Company.

Our ability to continue as a going concern in the next 12 months depends on our ability to obtain sources of capital to fund our continuing operations and to fund our operations in the beverage industry. As of March 31, 2024, our remaining cash balance is not sufficient to cover our current liabilities, obligations and working capital needs for the balance of 2024. We will continue to rely on loans from management and/or affiliated shareholders or we may raise additional capital through an interim financing to meet our general cash flow requirements until such time as we are able to complete the acquisition of an operating company.

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

We carried out an assessment, under the supervision and with the participation of our management, including our CEO and Interim CFO, of the effectiveness of the design and operation of our internal controls over financial reporting, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as of March 31, 2024. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework (2013). Based on that assessment and on those criteria, our CEO and Interim CFO concluded that our internal control over financial reporting was not effective as of March 31, 2024. The principal basis for this conclusion is (i) failure to engage sufficient resources regarding our accounting and reporting obligations during our startup and (ii) failure to fully document our internal control policies and procedures.

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

Date: May 20, 2024	Spirits Time International, Inc.

By: /s/ Mark A. Scharmann
Mark A. Scharmann, President, Chief Executive Officer,
Principal Financial and Accounting Officer

Exhibit No.	Description

31.1	Certification of the Principal Executive and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Principal Executive and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101. INS	XBRL Instance Document†
101. PRE	XBRL Taxonomy Extension Presentation Linkbase†
101. LAB	XBRL Taxonomy Extension Label Linkbase†
101. DEF	XBRL Taxonomy Extension Label Linkbase†
101. CAL	XBRL Taxonomy Extension Label Linkbase†
101. SCH	XBRL Taxonomy Extension Schema†

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