Form 10-Q
period 2024-09-30
SPIRITS TIME INTERNATIONAL, INC.
filed 2024-11-19
CIK 1434737

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended September 30, 2024

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

The number of shares outstanding of the issuer’s common stock, $0.001 par value was 7,498,305 on November 19, 2024.

SPIRITS TIME INTERNATIONAL, INC.

2

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

Item 1. – Financial Statements

As used herein, the terms “Spirits Time,” “we,” “our,” and “us” refer to Spirits Time International, Inc., a Nevada corporation, unless otherwise indicated. The condensed unaudited financial statements of the registrant for the nine months ended September 30, 2024 and 2023 follow. The condensed unaudited financial statements reflect all adjustments that are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.  All such adjustments are of a normal and recurring nature.

3

SPIRITS TIME INTERNATIONAL, INC.

September 30, 2024

INDEX TO FINANCIAL STATEMENTS

(Unaudited)

4

SPIRITS TIME INTERNATIONAL, INC.

Condensed Balance Sheets

(Unaudited)

ASSETS

	September 30,	December 31,
	2024	2023*

CURRENT ASSETS

Cash and cash equivalents	$524	$493

Total Current Assets	524	493

OTHER ASSETS

Intangible assets	-	-

TOTAL ASSETS	$524	$493

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES

Accounts payable	$244,364	$207,775
Accounts payable - related party	4,000	9,500
Accrued interest	417,036	351,285
Accrued interest - related parties	181,575	164,819
Loans payable - related parties	302,625	271,675
Convertible notes payable - related parties	55,000	55,000
Convertible note payable	290,000	290,000
Notes payable	110,000	85,000

Total Current Liabilities	1,604,600	1,435,054

TOTAL LIABILITIES	1,604,600	1,435,054

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS’ DEFICIT

Preferred stock, $0.001 par value; 20,000,000 shares authorized Preferred stock designated, Series A, $0.001 par value, 1,000,000 shares authorized, 650,000 and 450,000 shares issued and outstanding, respectively	650	450
Preferred stock designated, Series D, $0.001 par value, 50,000 shares authorized, 5,000 shares issued and outstanding	5	5
Common stock, $0.001 par value; 140,000,000 shares authorized, 7,498,305 shares issued and outstanding	7,498	7,498
Additional paid-in capital	1,520,754	986,354
Accumulated deficit	(3,132,983)	(2,428,868)

Total Stockholders’ Deficit	(1,604,076)	(1,434,561)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$524	$493

*Derived from audited information

The accompanying notes are an integral part of these condensed unaudited financial statements.

SPIRITS TIME INTERNATIONAL, INC.

Condensed Statements of Operations

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023

NET REVENUES	$-	$-	$-	$-

OPERATING EXPENSES

Professional fees	17,843	9,714	599,563	47,501
Selling, general and administrative	2,246	2,252	8,045	8,512

Total Operating Expenses	20,089	11,966	607,608	56,013

LOSS FROM OPERATIONS	(20,089)	(11,966)	(607,608)	(56,013)

OTHER INCOME (EXPENSES)

Interest expense	(32,817)	(31,067)	(96,507)	(91,067)

Total Other Income (Expenses)	(32,817)	(31,067)	(96,507)	(91,067)

LOSS BEFORE INCOME TAXES	(52,906)	(43,033)	(704,115)	(147,080)

PROVISION FOR INCOME TAXES	-	-	-	-

NET LOSS	$(52,906)	$(43,033)	$(704,115)	$(147,080)

NET LOSS PER SHARE - BASIC AND DILUTED	$(0.01)	$(0.01)	$(0.09)	$(0.02)

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING - BASIC AND DILUTED	7,498,305	7,361,005	7,498,305	7,361,005

The accompanying notes are an integral part of these condensed unaudited financial statements.

SPIRITS TIME INTERNATIONAL, INC.

Condensed Statements of Stockholders’ Deficit

(Unaudited)

	Nine Months Ended September 30, 2024
							Additional		Total
	Preferred Stock A		Preferred Stock D		Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance, December 31, 2023	450,000	$450	5,000	$5	7,498,305	$7,498	$986,354	$(2,428,868)	$(1,434,561)

Net loss for the three months ended March 31, 2024	-	-	-	-	-	-	-	(50,988)	(50,988)

Balance, March 31, 2024	450,000	$450	5,000	$5	7,498,305	$7,498	$986,354	$(2,479,856)	$(1,485,549)

Preferred stock issued for services	200,000	$200	-	$-	-	$-	$534,400	$-	$534,600

Net loss for the three months ended June 30, 2024	-	-	-	-	-	-	-	(600,221)	(600,221)

Balance, June 30, 2024	650,000	$650	5,000	$5	7,498,305	$7,498	$1,520,754	$(3,080,077)	$(1,551,170)

Net loss for the three months ended September 30, 2024	-	-		-	-	-	-	(52,906)	(52,906)

Balance, September 30, 2024	650,000	$650	5,000	$5	7,498,305	$7,498	$1,520,754	$(3,132,983)	$(1,604,076)

	Nine Months Ended September 30, 2023
							Additional		Total
	Preferred Stock		Preferred Stock		Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance, December 31, 2022	450,000	$450	5,000	$5	7,361,005	$7,361	$962,120	$(1,956,350)	$(986,414)

Net loss for the three months ended March 31, 2023	-	-	-	-	-	-	-	(50,151)	(50,151)

Balance, March 31, 2023	450,000	$450	5,000	$5	7,361,005	$7,361	$962,120	$(2,006,501)	$(1,036,565)

Net loss for the three months ended June 30, 2023	-	-	-	-	-	-	-	(53,896)	(53,896)

Balance, June 30, 2023	450,000	$450	5,000	$5	7,361,005	$7,361	$962,120	$(2,060,397)	$(1,090,461)

Net loss for the three months ended September 30, 2023	-	-	-	-	-	-	-	(43,033)	(43,033)

Balance, September 30, 2023	450,000	$450	5,000	$5	7,361,005	$7,361	$962,120	$(2,103,430)	$(1,133,494)

The accompanying notes are an integral part of these condensed unaudited financial statements.

SPIRITS TIME INTERNATIONAL, INC.

Condensed Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended
	September 30,
	2024	2023

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(704,115)	$(147,080)
Adjustments to reconcile net loss to net cash used by operating activities:
Stock based compensation	534,600	-
Changes in operating assets and liabilities:
Accounts payable and accrued interest	102,340	84,503
Accounts payable - related party	(5,500)	(2,500)
Accrued interest - related parties	16,756	27,397

Net Cash Used by Operating Activities	(55,919)	(37,680)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from notes payable	25,000	10,000
Proceeds from loans payable - related parties	30,950	27,350

Net Cash Provided by Financing Activities	55,950	37,350

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	31	(330)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	493	707

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$524	$377

SUPPLEMENTAL DISCLOSURES:

Cash paid for interest	$14,000	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these condensed unaudited financial statements.

SPIRITS TIME INTERNATIONAL, INC.

Notes to the Condensed Financial Statements

September 30, 2024

(Unaudited)

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial statements at September 30, 2024 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed unaudited financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2023 audited financial statements. The results of operations for the period ended September 30, 2024 are not necessarily indicative of the operating results for the full year.

Loss Per Share - The computations of basic loss per share of common stock are based on the weighted average number of shares outstanding at the date of the financial statements. At September 30, 2024 the Company had no warrants outstanding, convertible debt outstanding that is convertible into 5,141,050 shares of common stock, and Series A Preferred Stock convertible into 6,500,000 shares of common stock. At September 30, 2023 the Company had no warrants outstanding, convertible debt outstanding that was convertible into 3,571,043 shares of common stock, and Series A Preferred Stock convertible into 4,500,000 shares of common stock. The common stock issuable from the warrants, convertible debt, and preferred stock was not included, as it would be anti-dilutive due to continuing losses.

Nine months Ended	Loss (Numerator)	Share (Denominator)	Per Share Amount
September 30, 2024	$(704,115)	7,498,305	$(0.09)
September 30, 2023	$(147,080)	7,361,005	$(0.01)

NOTE 2 – INTANGIBLE ASSETS

Intangible assets consist of the Tequila Alebrijes brand name, trademark, and property rights. For the year ended December 31, 2023 we recorded an impairment loss of $275,000. As of September 30, 2024 and December 31, 2023, the Company had intangible assets of $0.

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

September 30, 2024

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

NOTE 4 – RELATED PARTY LOANS AND OTHER TRANSACTIONS

During the nine months ended September 30, 2024 and 2023, the Company received loans in the amount of $30,950 and $27,350, respectively, from related parties of the Company.  These loans accrue interest at the rate of 12% per annum, are due on demand and are not convertible into common stock of the Company.  The balances due on non-convertible loans payable to related parties were principal of $302,625 and $271,675 plus accrued interest of $122,153 and $110,338 as of September 30, 2024 and December 31, 2023, respectively.  During the nine months ended September 30, 2024 and 2023, interest in the amount of $14,000 and $0, respectively, was paid.

Beginning August 2017, the Company entered into an oral agreement to pay the Company’s sole director $500 per month as payment for use of his personal residence as the Company’s office and mailing address.  The Company has recorded rent expense of $4,500 during each of the nine months ended September 30, 2024 and 2023 which is included in the selling, general and administrative expenses on the statements of operations. The amount payable at December 31, 2023 was $9,500.  During the nine months ended September 30, 2024 the Company paid $10,000, resulting in $4,000 payable at September 30, 2024.

In March 2014, the Company issued a $40,000 convertible promissory note to the sole officer and director of the Company and a $15,000 convertible promissory note to another affiliated shareholder (the “Convertible Notes”). On October 11, 2022 this unaffiliated individual was appointed as a director of the Company. The Convertible Notes had a term of one year expiring March 2015, are now payable on demand, and accrue interest at the rate of 12% per annum. The holders of the Convertible Notes, may, at their option, convert all or any portion of the outstanding principal balance of, and all accrued interest on the Convertible Notes into shares of the Company’s common stock, par value $0.001 per share, at a conversion rate of $1.00 per share.  During the year ended December 31, 2019, $10,000 of accrued interest was converted into 5,000 shares of Preferred Stock.  No principal has been paid on these Notes.  As of September 30, 2024 and December 31, 2023, the balance due to these related parties for these Notes was principal of $55,000 and accrued interest of $59,422 and $54,481, respectively.

SPIRITS TIME INTERNATIONAL, INC.

Notes to the Condensed Financial Statements

September 30, 2024

(Unaudited)

Convertible notes and loans payable – related parties consisted of the following:

	September 30, 2024	December 31, 2023
Loans payable to related parties, interest at 12% per annum, due on demand	$302,625	$271,675
Convertible notes payable to related parties, interest at 12% per annum, due on March 7, 2015 (in default), convertible into common stock at $1.00 per share	55,000	55,000
Total Convertible Notes and Loans Payable – Related Parties	357,625	326,675
Less: Current Portion	(357,625)	(326,675)
Long-Term Convertible Notes and Loans Payable – Related Parties	$-	$-

Accrued interest on the convertible notes and loans payable, related parties was $181,575 and $164,819 at September 30, 2024 and December 31, 2023, respectively.

NOTE 5 – CONVERTIBLE PROMISSORY NOTES

The Company has a collateralized convertible debt obligation with an unaffiliated entity outstanding at September 30, 2024 and December 31, 2023 as follows:

Note (A)	Principal(1)	Less Debt Discount	Plus Premium	Net Note Balance	Accrued Interest

September 30, 2024	$290,000	$-	$-	$290,000	$377,285
December 31, 2023	$290,000	$-	$-	$290,000	$319,918

(1)

Collateralized by the Company’s assets, including accounts receivable, cash and equivalents, inventory, property, equipment, intangibles. At September 30, 2024 and December 31, 2023, the Company’s assets consisted of cash and equivalents of $524 and $493, respectively, for total carrying value of $524 and $493, respectively.

(A)

On September 24, 2018 (the “Date of Issuance”) the Company issued a convertible promissory note (the “Note”) with a face value of $300,000, maturing on September 24, 2019, and a stated interest of 10% to a third-party investor. The note is convertible into a variable number of the Company’s common stock, based on a conversion rate of 50% of the lowest trading price for the 25 trading days prior to conversion. This note is currently in default (Note 7).

SPIRITS TIME INTERNATIONAL, INC.

Notes to the Condensed Financial Statements

September 30, 2024

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

NOTE 6 – NOTES PAYABLE

Notes payable consisted of the following:

	September 30, 2024	December 31, 2023

Note payable to an unrelated individual, interest at 12% per annum, issued August 1, 2018 due November 15, 2018(in default), unsecured	$10,000	$10,000
Note payable to an unrelated individual, interest at 12% per annum, issued December 31, 2018 due December 31, 2019 (in default), unsecured	30,000	30,000
Note payable to an unrelated individual, interest at 12% per annum, issued May 1, 2020 due May 1, 2021 (in default), unsecured	5,000	5,000
Note payable to an unrelated individual, interest at 10% per annum, issued January 20, 2021 due January 20, 2022 (in default), unsecured	10,000	10,000
Note payable to an unrelated individual, interest at 8% per annum, issued March 18, 2022 due March 18, 2023 (in default), unsecured	10,000	10,000
Note payable to an unrelated entity, interest at 8% per annum, issued April 20, 2022 due April 20, 2023 (in default), unsecured	10,000	10,000
Note payable to an unrelated entity, interest at 10% per annum, issued April 18, 2023 due April 18, 2024, unsecured	8,000	8,000
Note payable to an unrelated entity, interest at 10% per annum, issued September 11, 2023 due September 11, 2024, unsecured	2,000	2,000
Note payable to an unrelated entity, interest at 10% per annum, issued February 2, 2024 due February 2, 2025, unsecured	25,000	-

Total Notes Payable	110,000	85,000
Less: Current Portion	(110,000)	(85,000)
Long-Term Notes Payable	$-	$-

Accrued interest and interest expense for these Notes as of and for the nine months ended September 30, 2024 totaled $39,751 and $8,384, respectively. Accrued interest as of December 31, 2023 was $31,367. Interest expense for the nine months ended September 30, 2023 was $6,356.

SPIRITS TIME INTERNATIONAL, INC.

Notes to the Condensed Financial Statements

September 30, 2024

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

We have communicated with the noteholder regarding these matters and are under advisement from our legal counsel that, although we have defaulted on Note (A) and as such are accruing the default interest of 24% as stated within Note (A), we are not otherwise in breach of Note (A). We are unable to predict whether we will be able to enter into a workable resolution with the noteholder. If not, the noteholder could commence collection action against the Company and seek to foreclose on our assets and seek other remedies. We and our legal counsel believe the likelihood of this action is remote, and therefore have not accrued for any potential damages at September 30, 2024 and December 31, 2023.

NOTE 8 – EQUITY TRANSACTIONS

Common Stock

The Company has authorized 140,000,000 shares of common stock with a par value of $0.001. There were no common stock transactions during the nine months ended September 30, 2024 or 2023, resulting in 7,498,305 common shares issued and outstanding at September 30, 2024 and December 31, 2023.

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

On April 17, 2024, the Company issued 200,000 shares of Preferred Series A stock to unaffiliated individuals for services rendered to the Company. The shares were valued at $534,600, or approximately $2.67 per share. This amount is included in professional fees on the Statement of Operations for the nine months ended September 30, 2024. The Company had 650,000 shares of Series A Preferred issued and outstanding at September 30, 2024 and 450,000 shares outstanding at December 31, 2023.

The Company has also designated 50,000 shares as Series D Preferred Stock (“Series D”) with par value of $0.001. Each share of Series D participates in dividends and liquidation equal to common stock, is convertible into common stock at the option of the holder on a one-for-one basis and carries 10,000 common votes on any matter submitted to common stockholder vote. The Company had 5,000 shares of Series D issued and outstanding at September 30, 2024 and December 31, 2023.

NOTE 9 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events from September 30, 2024 through the date the financial statements were issued and concluded there were no items that required recognition or disclosure in its financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Plan of Operations

FORWARD LOOKING STATEMENTS

This report contains forward-looking statements that involve risk and uncertainties. We use words such as “anticipate,” “believe,” “plan,” “expect,” “future,” “intend,” and similar expressions to identify such forward-looking statements. Investors should be aware that all forward-looking statements contained within this filing are good faith estimates of management as of the date of this filing and actual results may differ materially from historical results or our predictions of future results.

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

Three and nine months ended September 30, 2024 compared to the three and nine months ended September 30, 2023

For the three and nine months ended September 30, 2024 and 2023, the Company had no revenue. For the three months ended September 30, 2024, the Company incurred $17,843 of professional fees compared to $9,714 for the three months ended September 30, 2023. For the nine months ended September 30, 2024, the Company incurred $599,563 of professional fees compared to $47,501 for the nine months ended September 30, 2023. Such expenses consist primarily of legal and accounting fees, as well as annual fees required to maintain the Company’s corporate status. The increase is mainly the result of professional fees associated with the Merger Agreement described in the overview above and increased professional fees related to the Company maintaining its status and filings with the Securities and Exchange Commission. For the three months ended September 30, 2024, the Company incurred $2,246 of selling, general and administrative expenses compared to $2,252 for the three months ended September 30, 2023. For the nine months ended September 30, 2024, the Company incurred $8,045 of selling, general and administrative expenses compared to $8,512 for the nine months ended September 30, 2023. For the three months ended September 30, 2024, the Company incurred $32,817 of interest expense on all notes payable compared to $31,067 for the three months ended September 30, 2023. For the nine months ended September 30, 2024, the Company incurred $96,507 of interest expense on all notes payable compared to $91,067 for the nine months ended September 30, 2023.

As a result of the foregoing, the Company incurred a loss of $52,906 and $43,033, respectively, for the three months ended September 30, 2024 and 2023 and a loss of $704,115 and $147,080, respectively, for the nine months ended September 30, 2024 and 2023.

Liquidity

As of September 30, 2024, the Company had $524 of cash and negative working capital of $1,604,076. This compares with cash of $493 and negative working capital of $1,434,561 as of December 31, 2023.

For the nine months ended September 30, 2024, the Company used cash of $55,919 in operations consisting of the loss of $704,115 and a decrease in accounts payable – related party of $5,500 which was offset by non-cash stock based compensation of $534,600, changes in accounts payable and accrued interest of $102,340 and changes in accrued interest due to related parties of $16,756. This compares with $37,680 used in operations for the nine months ended September 30, 2023 consisting of the loss of $147,080 and a decrease in accounts payable – related party of $2,500 which was offset by changes in accounts payable and accrued interest of $84,503 and changes in accrued interest due to related parties of $27,397.

There were no investing activities during the nine months ended September 30, 2024 and 2023.

For the nine months ended September 30, 2024, financing activities provided $55,950 which consisted of proceeds from notes payable of $25,000 and proceeds from loans payable to related parties of $30,950. For the nine months ended September 30, 2023, financing activities provided $37,350 which consisted of proceeds from notes payable of $10,000 and proceeds from loans payable to related parties of $27,350.

As a result of the foregoing, there was an increase in cash of $31 for the nine months ended September 30, 2024 from the cash on hand as of December 31, 2023.

From the date of inception (October 18, 2005) to September 30, 2024, the Company has accumulated a deficit of $3,132,983, most of which were expenses relating to the initial development of the Company and maintaining reporting company status with the SEC. In order to survive as a going concern, the Company will require additional capital investments or borrowed funds to meet cash flow projections and carry forward our business objectives. There can be no guarantee or assurance that we can raise adequate capital from outside sources to fund the proposed business. Failure to secure additional financing would result in business failure and a complete loss of any investment made into the Company.

Our ability to continue as a going concern in the next 12 months depends on our ability to obtain sources of capital to fund our continuing operations and to fund our operations in the beverage industry. As of September 30, 2024, our remaining cash balance is not sufficient to cover our current liabilities, obligations and working capital needs for the balance of 2024. We will continue to rely on loans from management and/or affiliated shareholders or we may raise additional capital through an interim financing to meet our general cash flow requirements until such time as we are able to complete the acquisition of an operating company.

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

Off-Balance Sheet Arrangements

The Company did not have any off-balance sheet arrangements that had or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. The term “off-balance sheet arrangement” generally means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with the Company is a party, under which the Company has (i) any obligation arising under a guarantee contract, derivative instrument or variable interest; or (ii) a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 4. Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Securities and Exchange Commission defines the term “disclosure controls and procedures” to mean a Company’s controls and other procedures of an issuer that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. The Company maintains such a system of controls and procedures in an effort to ensure that all information which it is required to disclose in the reports it files under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified under the SEC’s rules and forms and that information required to be disclosed is accumulated and communicated to principal executive and principal financial officers to allow timely decisions regarding disclosure.

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

We carried out an assessment, under the supervision and with the participation of our management, including our CEO and Interim CFO, of the effectiveness of the design and operation of our internal controls over financial reporting, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as of September 30, 2024. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework (2013). Based on that assessment and on those criteria, our CEO and Interim CFO concluded that our internal control over financial reporting was not effective as of September 30, 2024. The principal basis for this conclusion is (i) failure to engage sufficient resources regarding our accounting and reporting obligations during our startup and (ii) failure to fully document our internal control policies and procedures.

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

Changes in Internal Controls

There were no significant changes in the Company’s internal controls or, to the Company’s knowledge, in other factors that could significantly affect these controls subsequent to the date of their evaluation.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

On September 24, 2018, the Company entered into a Securities Purchase Agreement (the “Auctus Securities Purchase Agreement”) under which it issued a Senior Secured Convertible Promissory note in an aggregate principal amount of $300,000 (the “Auctus Note”) to Auctus Fund, LLC (“Auctus”). The principal amount of the Auctus Note accrues interest at the rate of 10% per annum. The Auctus Note calls for default interest at the rate of 24% per annum. The maturity date of the Auctus Note was September 24, 2019. The Auctus Note is secured by all of the assets of the Company. Auctus has the option to convert all or any part of the outstanding and unpaid principal amount and accrued and unpaid interest of the Auctus Note into shares of the Company’s common stock at the Auctus Conversion Price. The Auctus Conversion Price, subject to the adjustments described in the Auctus Note, shall equal the lesser of:

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

Spirits Time International, Inc.

Date: November 19, 2024	By:	/s/ Mark A. Scharmann
Mark A. Scharmann, President, Chief Executive Officer,
Principal Financial and Accounting Officer

Exhibit No.	Description

31.1	Certification of the Principal Executive and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Principal Executive and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101. INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).†
101. PRE	Inline XBRL Taxonomy Extension Presentation Linkbase†
101. LAB	Inline XBRL Taxonomy Extension Label Linkbase†
101. DEF	Inline XBRL Taxonomy Extension Label Linkbase†
101. CAL	Inline XBRL Taxonomy Extension Label Linkbase†
101. SCH	Inline XBRL Taxonomy Extension Schema†
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).†

*	Incorporated by reference from previous filings of the Company.
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

