Form 10-K
period 2024-12-31
SPIRITS TIME INTERNATIONAL, INC.
filed 2026-02-13
CIK 1434737

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

________________

FORM 10-K

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2024

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

As of June 30, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the outstanding shares of the registrant's common stock held by non-affiliates was $2,694,112, based upon a closing price of $2.30 per common share.

As of February 12, 2026, the Registrant had outstanding 7,498,305 shares of Common Stock with a par value of $0.001 per share.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 31, 2024).

None.

INDEX

SPIRITS TIME INTERNATIONAL, INC.

PART I.

Cautionary Note

This Annual Report on Form 10-K contains forward-looking statements which are subject to a number of risks and uncertainties. All statements that are not historical facts are forward-looking statements, including statements about our business strategy, the effect of Generally Accepted Accounting Principles ("GAAP") pronouncements, uncertainty regarding our future operating results and our profitability, anticipated sources of funds and all plans, objectives, expectations and intentions and the statements regarding future potential revenue, gross margins and our prospects for fiscal 2024. These statements appear in a number of places and can be identified by the use of forward-looking terminology such as "may," "will," "should," "expect," "plan," "anticipate," "believe," "estimate," "predict," "future," "intend," or "certain" or the negative of these terms or other variations or comparable terminology, or by discussions of strategy.

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

Asset Acquisition

On September 28, 2018, we completed and closed upon an asset acquisition (the “Asset Acquisition Transaction”) and a loan transaction pursuant to which we intended to engage in the business of marketing tequila products under the brand name of Tequila Alebrijes. We acquired the Tequila Alebrijes brand name, trademark and certain other assets from Human Brands International, Inc., a Nevada corporation (“Human Brands”). We also closed on a loan transaction whereby we borrowed $300,000 from Auctus Fund, LLC which is described below (See Notes to the Financial Statements).

The Assets acquired were certain “Tequila Alebrijes Products and Property Rights.” We did not acquire an ownership interest in or any ongoing operation of Human Brands. We did not merge with or acquire an equity interest in Human Brands. We made no changes in our officers or directors as a result of the Asset Acquisition Transaction. We did not hire any employee of Human Brands. The transaction was essentially the acquisition of certain rights to distribute, rights to use a brand and a limited amount of inventory. Human Brands was involved in the marketing of other beverage products and brands in which we had no ownership or other interest.

We issued 3,500,000 shares of our common stock to Human Brands and paid Human Brands $50,000 for the brand name, trademark and other acquired assets. We did not acquire an ownership interest in or any ongoing operation of Human Brands. No officer, director or employee of Human Brands became an officer, director or employee of the Company.

The Company’s business operations in the business of marketing tequila products were not successful.

Name Change

Effective October 22, 2018, we changed our name from Sears Oil and Gas Corporation to Spirits Time International, Inc. Copies of our Amended and Restated Articles of Incorporation and Amended and Restated Bylaws were filed as exhibits to a Form 8-K filed October 31, 2018 and can be obtained on the SEC EDGAR Website. Our new CUSIP number is 84861Y107.

Agreement and Plan of Merger

On April 14, 2023 the Company entered into an Agreement and Plan of Merger (“Merger Agreement”) with BioSculpture Technology, Inc. (“BioSculpture”) to, subject to a number of conditions, acquire 100% of the ownership of BioSculpture, as further described in the Company’s Form 8-K filed April 20, 2023. There were many conditions to closing of the Merger Agreement, many of which were outside of the parties’ control. The Merger Agreement with BioSculpture has expired. The Company now seeks another company with which to merge or acquire for stock.

Description of Business

The Company intends to continue to seek, investigate and, if warranted, acquire an interest in a business opportunity. Management has not established any firm criteria with respect to the type of business with which the Company desires to become involved and will consider participating in a business enterprise in a variety of different industries or areas with no limitation as to the geographical location of the enterprise. The Company’s management will have unrestricted discretion in reviewing, analyzing, and ultimately selecting a business enterprise for acquisition or participation by the Company. It is anticipated that any enterprise ultimately selected will be selected by management based on its analysis and evaluation of the business and financial condition of the enterprise, as well as its business plan, potential for growth, and other factors, none of which can be anticipated to be controlling. If the Company is able to locate a suitable business enterprise, the decision to acquire or participate in the enterprise may be made by the Company’s board of directors without stockholder approval. Approval may also be obtained pursuant to the consent of a majority of the Company’s stockholders. Further, it is anticipated that the acquisition of or participation in an enterprise may involve the issuance by the Company of a controlling interest in the Company which would dilute the respective equity interests of the Company’s stockholders and may also result in a reduction of the Company’s net tangible asset value per share.

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

It is anticipated that business opportunities may be introduced to the Company from a variety of sources, including its officers and directors, and his business and social contacts, professional advisors such as attorneys and accountants, securities broker-dealers, venture capitalists, members of the franchise community, and others who may present unsolicited proposals.

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

It is impossible to predict the manner in which the Company may participate in a business opportunity. Specific business opportunities will be reviewed, and, on the basis of that review, the legal structure or method deemed by management to be most suitable will be selected. The structure may include, but is not limited to, mergers, reorganizations, leases, purchase and sale agreements, licenses, joint ventures, and other contractual arrangements. The Company may act directly or indirectly through an interest in a partnership, corporation, or other form of organization. Implementing the structure may require the merger, consolidation, or reorganization of the Company with other corporations or forms of business organization, and there is no assurance that the Company would be the surviving entity. In addition, the current stockholders of the Company may not have control of a majority of the voting shares of the Company following a reorganization transaction. As part of the transaction, all or a majority of the Company’s directors may resign, and new directors may be appointed without any vote by the stockholders.

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

The Company is not registered and does not propose to register as an “investment company” under the Investment Company Act of 1940 (the “Investment Act”). The Company intends to conduct its activities so as to avoid being classified as an “investment company” under the Investment Act and, therefore, to avoid application of the registration and other provisions of the Investment Company Act and the related regulations.

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

ITEM 4 MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5 MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

The Company’s common stock is included on the OTC Pink Marketplace under the symbol “SRSG.” On February 5, 2026, the published closing price was $0.0002 for the Company’s common stock on the OTC Pink Marketplace.

At December 31, 2024, there were 41 holders of record of the Company’s common stock, as reported by the Company’s transfer agent. In computing the number of holders of record, each broker-dealer and clearing corporation holding shares on behalf of its customers is counted as a single stockholder.

The following represents trading ranges per quarter.

Quarter Ending	3/31/2023	High	$2.50	Low	$0.43
Quarter Ending	6/30/2023	High	$0.75	Low	$0.25
Quarter Ending	9/30/2023	High	$1.00	Low	$0.36
Quarter Ending	12/31/2023	High	$0.54	Low	$0.16
Quarter Ending	3/31/2024	High	$0.80	Low	$0.16
Quarter Ending	6/30/2024	High	$2.69	Low	$0.23
Quarter Ending	9/30/2024	High	$3.25	Low	$0.12
Quarter Ending	12/31/2024	High	$0.35	Low	$0.13

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

On April 17, 2024, the Company issued 200,000 shares of its Series A Preferred Stock for services rendered to the Company totaling $534,600.

Issuer Purchases of Equity Securities

We have not adopted a stock repurchase plan and we did not purchase any shares of our equity securities during the 2024 fiscal year.

ITEM 6 [RESERVED]

ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion is intended to assist in the understanding and assessment of significant changes and trends related to the results of operations and financial condition of Spirits Time International, Inc. for the years ended December 31, 2024 and 2023.

The Report of Independent Registered Public Accounting Firm on the Company’s 2024 audited financial statements addresses an uncertainty about the Company’s ability to continue as a going concern, indicating that the Company has incurred losses since its inception and has no on-going operations. The report further indicates that these factors raise substantial doubt about the Company’s ability to continue as a going concern. At December 31, 2024, the Company had a working capital deficit of $1,351,289 and a stockholders’ deficit of $1,351,289. The Company incurred net losses of $451,328 and $472,518 for its fiscal years ended December 31, 2024 and 2023, respectively. The Company has not entered into any agreements or arrangements for the provision of additional debt or equity financing and there can be no assurance that it will be able to obtain the additional debt or equity capital required to continue its operations.

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

Liquidity and Capital Resources. As of December 31, 2024, we had cash of $2,377 and a negative working capital of $1,351,289. This compares with cash of $493 and a negative working capital of $1,434,561 as of December 31, 2023.

Net cash used by operating activities totaled $65,671 for the year-ended December 31, 2024 consisting of a loss from operations of $451,328, changes in accounts payable and accrued interest of $172,680 and a decrease in accounts payable – related party of $4,000 which was offset by non-cash stock based compensation of $534,600 and a change in accrued interest – related parties of $27,737. This compares with net cash used by operating activities totaling $46,514 for the year-ended December 31, 2023 consisting of a loss from operations of $472,518 and a decrease in accounts payable – related party of $1,000 which was offset by loss on impairment of intangible asset of $275,000, changes in accounts payable and accrued interest of$114,869, and a change in accrued interest – related parties of $37,135.

There were no investing activities for the years ended December 31, 2024 and 2023.

Net cash provided by financing activities totaled $67,555 for the year-ended December 31, 2024 consisting of proceeds from loans payable - related parties of $42,555 and proceeds from notes payable of $25,000. This compares with net cash provided by financing activities totaling $46,300 for the year-ended December 31, 2023 consisting of proceeds from loans payable - related parties of $36,300 and proceeds from notes payable of $10,000.

As described in Notes to the Financial Statements, the Company and the lender under the Secured Promissory Note have executed an amendment to the Note.

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

Results of Operations. We did not have revenue for either the year-ended December 31, 2024 or 2023. For the year-ended December 31, 2024, we incurred professional fees of $608,007. For the year-ended December 31, 2023, we incurred professional fees of $63,136. For the year-ended December 31, 2024, we incurred $11,325 of administrative expenses compared to $11,994 for the year-ended December 31, 2023. For the year-ended December 31, 2024 we incurred interest expense of $122,478 and recorded accrued interest cancellation of $290,482. For the year-ended December 31, 2023 we recorded an impairment loss on intangible asset of $275,000 and we incurred interest expense of $122,388.

As a result of the foregoing, we incurred a loss of $451,328 for the year-ended December 31, 2024 compared to a loss of $472,518 for the year-ended December 31, 2023. Since incorporation we have accumulated a deficit of $2,880,196.

Off-Balance Sheet Arrangements. None

Contractual Obligations. None

Recent Accounting Pronouncements

We have reviewed accounting pronouncements issued during the past two years and have adopted any that are applicable to our company. We have determined that none had a material impact on our financial position, results of operations, or cash flows for the years ended December 31, 2024 and 2023.

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

ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

ITEM 9A CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2024, these disclosure controls and procedures were ineffective to ensure that all information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rule and forms; and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Our management, with the participation of our Chief Executive Officer/Chief Financial Officer, evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024. In making this evaluation, our management used the COSO framework (2013), an integrated framework for the evaluation of internal controls issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management, with the participation of our Chief Executive Officer/Chief Financial Officer concluded that as of December 31, 2024, the Company’s internal control over financial reporting was not effective.

In conducting its evaluation, our Chief Executive Officer/Chief Financial Officer identified a weakness in the Company’s internal control, which arises from the fact that the Company’s principal executive and principal financial officers are the same person, which does not allow for segregation of duties or provide oversight by a board of directors. The Chief Executive Officer/Chief Financial Officer believes the weakness is mitigated by the Company’s status as a shell company with no significant assets or liabilities, no business operations, a limited number of transactions each year, and the preparation of quarterly financial statements by an independent accounting firm. As such, our Chief Executive Officer/Chief Financial Officer does not believe the weakness has a material effect on the accuracy and completeness of our financial reporting and disclosure as included in this report or that the weakness constitutes a material weakness such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or deterred on a timely basis.

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

Changes in Internal Controls

There have been no changes in our internal control over financial reporting that occurred during our fiscal year ended December 31, 2024 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

ITEM 9B OTHER INFORMATION.

NONE

PART III

ITEM 10 DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table indicates the name, age, and position held by each of our officers and directors.

Name	Age	Positions Held
Mark Scharmann	66	President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer, Director
Doug Morris	69	Vice President of Corporate Development, Director
Thomas Garrison	67	Director

The term of office for each director is one year, or until the next annual meeting of the shareholders.

Biographical Information

Certain biographical information with respect to the Company’s officers and directors is set forth below.

Mark A. Scharmann – For the past several years Mr. Scharmann has been a private investor in residential real estate and private and public companies. Mr. Scharmann became interested in investing in emerging growth companies in December 1979 while attending Weber State College. He compiled and edited a publication titled Digest of Stocks Listed on the Intermountain Stock Exchange (Library of Congress Cat. No. 80-82407). In 1981, he compiled and edited an industry directory called the OTC Penny Stock Digest (Library of Congress Cat. No. 80-82471). For the past several years Mr. Scharmann has also consulted with both public and privately held companies relating to management, mergers and acquisitions, debt and equity financing, capital market access, and introductions to investor relations groups. In addition to being an officer and director of the Company, Mr. Scharmann is an officer and director of Bioethics, LTD., a shell company listed on the OTC Markets under the symbol (“BOTH”). He is an officer of Roycemore Corporation, a private firm specializing in the development and acquisition of self-storage facilities. Mr. Scharmann is a co-founder of wffl.com and wasatchbasketballleague.com, both youth sports information web sites. He graduated from Weber State University, Ogden, UT in 1997 with a Bachelors of Integrated Studies Degree in Business, Psychology and Health Education.

Doug Morris – Mr. Morris is a seasoned entrepreneur, investor, and corporate executive with over 40 years of experience in mergers and acquisitions, specializing in emerging growth companies. Since 2007, he has served as a co-founder, officer, and director of Bio-Path Holdings, Inc. (OTC Market: BPTH) a publicly traded, oncology-focused biotechnology company. Bio-Path leverages its proprietary DNAbilize® platform technology to deliver DNA therapeutics directly into the inner cell and is currently conducting multi-faceted human clinical trials utilizing this innovative approach.

In addition to his role at Bio-Path, Mr. Morris serves as an officer and director of two publicly traded companies seeking business merger combinations: Spirits Time International, Inc. (OTC Market: SRSG) and Bioethics, LTD. (OTC Market: BOTH).

Previously, from 2013 to 2016, he was a co-founder, managing member, and Secretary of nCAP Holdings, LLC, a privately held technology-based company. From 1993 to 2010, he was the co-founder, Chairman of the Board, and President of Celtic Investment, Inc., the parent company of Celtic Bank, an FDIC-insured financial institution. Celtic Bank grew from a de novo institution into a nationwide lender specializing in SBA loans, becoming a leader in transactional loan volume across all 50 states.

Mr. Morris also played a pivotal role in the global trade data industry. In 2003, he led the acquisition of Customs Info, LLC from KPMG, later co-founding Global Data Mining. Over the next decade, both companies became one of the world’s largest global trade data platforms. In 2014, they were acquired by Descartes Information Systems, providing investors with a significant return on investment.

Beyond his corporate leadership, Mr. Morris has been actively involved in business consulting. From 1990 to 2018, he operated Hyacinth Resources, LLC, a strategic consulting firm, and continues to serve as a managing member of Sycamore Ventures, LLC, a privately held consulting company.

Mr. Morris holds a Bachelor of Arts from Brigham Young University and pursued graduate studies in Public Administration at the University of Southern California.

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

ITEM 11 EXECUTIVE COMPENSATION.

Summary Compensation Table

	Annual Compensation				Long-Term Compensation
Name and Principal Position	Year	Salary ($)	Bonus	Other Annual Compensation ($)	Restricted Stock Awards ($)	Securities Underlying Options (#)	LTIP Payouts ($)	All Other Compensation ($)

Mark A. Scharmann	2023	-	-	-	-	-	-	-
Officer and Director	2024	-	-	-	-	-	-	-
Doug Morris	2023	-	-	-	-	-	-	-
Officer and Director	2024	-	-	-	-	-	-	-
Thomas Garrison	2023	-	-	-	-	-	-	-
Director	2024	-	-	-	-	-	-	-

There has been no cash payment paid to the executive officers for services rendered in all capacities to us for the periods ended December 31, 2024 and 2023. There has been no compensation awarded to, earned by, or paid to the executive officer by any person for services rendered in all capacities to us for the fiscal periods ended December 31, 2024 and 2023. No compensation is anticipated within the next six months to any officer or director of the Company.

Stock Option Grants

The Company has not granted any stock options to the executive officers during the most recent fiscal period ended December 31, 2024.

ITEM 12 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table provides the name of each person or entity known to Spirits Time International, Inc. to own more than 5% of the outstanding common stock as of December 31, 2024, and by the Officers and Directors, individually and as a group. Except as otherwise indicated, all shares are owned directly. On such date there were 7,498,305 shares of the Company’s common stock issued and outstanding.

Title Of Class	Name and Title of Beneficial Owner of Shares	Amount of Beneficial Ownership	%

Common	Mark A. Scharmann, President and Director	3,061,553	40.83%
Common	Doug Morris, Vice President of Corporate Development and Director	-0-	-0-%
Common	Thomas Garrison, Director (1)	61,553	0.82%
Common	Human Brands International, Inc.	3,203,846	42.73%
	All Directors and Officers as a group	3,123,106	41.65%

(1) Includes 61,553 shares held by Garrison Capital, LLC

ITEM 13 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

During the year ended December 31, 2024, related parties of the Company loaned a total of $42,555 to the Company in order to pay for expenses and continue the reporting requirements with the Securities and Exchange Commission. During the year ended December 31, 2024 interest in the amount of $14,000 was paid on these loans. The balance due to these related parties was $369,230 plus accrued interest of $192,555 as of December 31, 2024.

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

ITEM 14 PRINCIPAL ACCOUNTANT FEES AND SERVICES.

During the fiscal years ended December 31, 2024 and 2023, fees for services provided by our independent auditing firm, Pinnacle Accountancy Group of Utah (a dba of Heaton & Company, PLLC) were as follows:

	Year Ended
	December 31,
	2024	2023

Auditor Fees	$500	$12,000
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-

Total	$500	$12,000

On November 6, 2023, the Company dismissed Heaton & Company, PLLC, dba Pinnacle Accountancy Group of Utah as its independent registered accounting firm and engaged L J Soldinger Associates, LLC, as its new independent registered accounting firm.

During the fiscal years ended December 31, 2024 and 2023, fees for services provided by our independent auditing firm, L J Soldinger Associates, LLC were as follows:

	Year Ended
	December 31,
	2024	2023

Auditor Fees	$27,000	$3,000
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-

Total	$27,000	$3,000

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

3.	Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this Annual Report:

Exhibit Number	SEC Reference Number	Title of Document	Location
3.1	3	Articles of Incorporation	Incorporated by Reference(1)
3.2	3	Bylaws	Incorporated by Reference(1)
31.1	31	Section 302 Certification of Chief Executive and Chief Financial Officer	This Filing
32.1	32	Section 1350 Certification of Chief Executive and Chief Financial Officer	This Filing
101.INS(2)		Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).	This Filing
101.SCH(2)		Inline XBRL Taxonomy Extension Schema	This Filing
101.CAL(2)		Inline XBRL Taxonomy Extension Calculation Linkbase	This Filing
101.DEF(2)		Inline XBRL Taxonomy Extension Definition Linkbase	This Filing
101.LAB(2)		Inline XBRL Taxonomy Extension Label Linkbase	This Filing
101.PRE(2)		Inline XBRL Taxonomy Extension Presentation Linkbase	This Filing

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

Date: February 12, 2026

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Spirits Time International, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Spirits Time International, Inc. (the Company) as of December 31, 2024 and 2023, and the related statements of operations, stockholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for the years ended December 31, 2024 and 2023, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt About the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully explained in Note 4, the Company has incurred losses since inception and a net loss of $451,328 during the current year and an accumulated deficit of approximately $2,880,196 and has no ongoing operations. These facts raise substantial doubt as to the Company’s ability to continue as a going concern. Management’s plans are more fully described in Note 4 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

/S/ L J Soldinger Associates, LLC

We have served as the Company’s auditor since 2023.

Deer Park, IL

February 12, 2026

SPIRITS TIME INTERNATIONAL, INC.

Balance Sheets

	December 31,	December 31,
	2024	2023

ASSETS

CURRENT ASSETS

Cash and cash equivalents	$2,377	$493

TOTAL ASSETS	$2,377	$493

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable	$244,835	$207,775
Accounts payable - related party	5,500	9,500
Accrued interest	141,545	351,285
Accrued interest - related parties	192,556	164,819
Loans payable - related parties	314,230	271,675
Convertible notes payable - related parties	55,000	55,000
Convertible note payable	290,000	290,000
Notes payable	110,000	85,000

Total Current Liabilities	1,353,666	1,435,054

TOTAL LIABILITIES	1,353,666	1,435,054

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' DEFICIT
Preferred stock, $0.001 par value; 20,000,000 shares authorized Preferred stock designated, Series A, $0.001 par value, 1,000,000 shares authorized, 650,000 and 450,000 shares issued and outstanding, respectively	650	450
Preferred stock designated, Series D, $0.001 par value, 50,000 shares authorized, 5,000 shares issued and outstanding	5	5
Common stock, $0.001 par value; 140,000,000 shares authorized, 7,498,305 shares issued and outstanding	7,498	7,498
Additional paid-in capital	1,520,754	986,354
Accumulated deficit	(2,880,196)	(2,428,868)

Total Stockholders' Deficit	(1,351,289)	(1,434,561)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$2,377	$493

The accompanying notes are an integral part of these audited financial statements.

SPIRITS TIME INTERNATIONAL, INC.

Statements of Operations

	For the Years Ended
	December 31,
	2024	2023

NET REVENUES	$-	$-

OPERATING EXPENSES

Professional fees	608,007	63,136
Selling, general and administrative	11,325	11,994

Total Operating Expenses	619,332	75,130

LOSS FROM OPERATIONS	(619,332)	(75,130)

OTHER INCOME (EXPENSES)

Impairment loss on intangible asset	-	(275,000)
Interest expense	(122,478)	(122,388)
Cancellation of accrued interest expense	290,482	-

Total Other Income (Expenses)	168,004	(397,388)

LOSS BEFORE INCOME TAXES	(451,328)	(472,518)

PROVISION FOR INCOME TAXES	-	-

NET LOSS	$(451,328)	$(472,518)

NET LOSS PER SHARE - BASIC AND DILUTED	$(0.06)	$(0.06)

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING - BASIC AND DILUTED	7,498,305	7,394,107

The accompanying notes are an integral part of these audited financial statements.

SPIRITS TIME INTERNATIONAL, INC.

Statements of Stockholders' Deficit

For the Years ended December 31, 2024 and 2023

							Additional		Total
	Preferred Stock A		Preferred Stock D		Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance, December 31, 2022	450,000	$450	5,000	$5	7,361,005	$7,361	$962,120	$(1,956,350)	$(986,414)

Common stock issued for conversion of debt	-	-	-	-	137,300	137	24,234	-	24,371

Net loss for the year ended December 31, 2023	-	-	-	-	-	-	-	(472,518)	(472,518)

Balance, December 31, 2023	450,000	450	5,000	5	7,498,305	7,498	986,354	(2,428,868)	(1,434,561)

Preferred stock issued for services	200,000	200	-	-	-	-	534,400	-	534,600

Net loss for the year ended December 31, 2024	-	-	-	-	-	-	-	(451,328)	(451,328)

Balance, December 31, 2024	650,000	$650	5,000	$5	7,498,305	$7,498	$1,520,754	$(2,880,196)	$(1,351,289)

The accompanying notes are an integral part of these audited financial statements.

SPIRITS TIME INTERNATIONAL, INC.

Statements of Cash Flows

	For the Years Ended
	December 31,
	2024	2023

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(451,328)	$(472,518)
Adjustments to reconcile net loss to net cash used by operating activities:
Stock based compensation	534,600	-
Impairment loss on intangible asset		275,000
Changes in operating assets and liabilities:
Accounts payable and accrued interest	(172,680)	114,869
Accounts payable - related party	(4,000)	(1,000)
Accrued interest - related parties	27,737	37,135

Net Cash Used by Operating Activities	(65,671)	(46,514)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from notes payable	25,000	10,000
Proceeds from loans payable - related parties	42,555	36,300

Net Cash Provided by Financing Activities	67,555	46,300

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,884	(214)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	493	707

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,377	$493

SUPPLEMENTAL DISCLOSURES:

Cash paid for interest	$14,000	$-
Common stock issued for the conversion of debt	$-	$24,371
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these audited financial statements.

SPIRITS TIME INTERNATIONAL, INC.

Notes to the Financial Statements

December 31, 2024 and 2023

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

At December 31, 2024 the Company had no warrants outstanding, convertible debt outstanding that is convertible into 3,802,367 shares of common stock, and Series A Preferred Stock convertible into 6,500,000 shares of common stock. At December 31, 2023 the Company had no warrants outstanding, convertible debt outstanding that was convertible into 7,974,315 shares of common stock, and Series A Preferred Stock convertible into 4,500,000 shares of common stock. The common stock issuable from the warrants, convertible debt, and preferred stock was not included, as it would be anti-dilutive due to continuing losses.

		Weighted Average
Year Ended	Loss (Numerator)	Shares (Denominator)	Per Share Amount
December 31, 2024	$(451,328)	7,498,305	$(0.06)
December 31, 2023	$(472,518)	7,394,107	$(0.06)

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

Recently-Issued Pronouncements - We have reviewed accounting pronouncements issued during the past two years and have adopted any that are applicable to our company. We have determined that none had a material impact on our financial position, results of operations, or cash flows for the years ended December 31, 2024 and 2023.

Long-lived Assets - The Company records long lived assets at cost. The Company continually monitors events and changes in circumstances that could indicate carrying amounts of long-lived assets may not be recoverable. When such events or changes in circumstances are present, the Company assesses the recoverability of long-lived assets by determining whether the carrying value of such assets will be recovered through undiscounted expected future cash flows. If the total of the future cash flows is less than the carrying amount of those assets, the Company recognizes an impairment loss based on the excess of the carrying amount over the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or the fair value less costs to sell.

Concentration of Risk - Cash - The Company at times may maintain a cash balance in excess of insured limits. At December 31, 2024 and 2023, the Company has no cash in excess of insured limits.

SPIRITS TIME INTERNATIONAL, INC.

Notes to the Financial Statements

December 31, 2024 and 2023

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

Intangibles - The Company accounts for intangible assets in accordance with ASC 350 “Intangibles-Goodwill and Other” (“ASC 350”). ASC 350 requires that goodwill and other intangibles with indefinite lives be tested for impairment annually or on an interim basis if events or circumstances indicate that the fair value of an asset has decreased below its carrying value. As of December 31, 2023, the company did an impairment analysis of the value of the above brand which resulted in the carrying value of $275,000 being impaired at the end of the year. The cost of intangible assets with determinable useful lives is amortized to reflect the pattern of economic benefits consumed, either on a straight-line or accelerated basis over the estimated periods benefited. Patents, technology and other intangibles with contractual terms are generally amortized over their respective legal or contractual lives. When certain events or changes in operating conditions occur, an impairment assessment is performed and lives of intangible assets with determinable lives may be adjusted. For the year ended December 31, 2023 we recorded an impairment loss of $275,000. As of December 31, 2024 and 2023, the Company had intangible assets of $0.

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

Net deferred tax assets consist of the following components as of December 31, 2024 and 2023:

	2024	2023
Deferred tax assets:
NOL Carryover	$488,000	$505,000
Valuation allowance	(488,000)	(505,000)
Net deferred tax asset	$-	$-

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rates to pretax income from continuing operations for the years ended December 31, 2024 and 2023 due to the following:

	2024	2023
Current Federal Tax (21%)	$(17,000)	$99,000
Change in valuation allowance	17,000	(99,000)

At December 31, 2024, the Company had no unrecognized tax benefits that, if recognized, would affect the effective tax rate.

The Company did not have any tax positions for which it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease within the next 12 months.

SPIRITS TIME INTERNATIONAL, INC.

Notes to the Financial Statements

December 31, 2024 and 2023

The Company includes interest and penalties arising from the underpayment of income taxes in the statements of operations in the provision for income taxes. As of December 31, 2024 and 2023, the Company had no accrued interest or penalties related to uncertain tax positions.

The tax years that remain subject to examination by major taxing jurisdictions are those for the years ended December 31, 2024 through 2014.

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

NOTE 5 –RELATED PARTY LOANS AND OTHER TRANSACTIONS

During the years ended December 31, 2024 and 2023, officers and directors of the Company made loans to the Company in order to pay for expenses and continue the reporting requirements with the Securities and Exchange Commission. These loans accrue interest at the rate of 12% per annum, are due on demand and are not convertible into common stock of the Company.

During the years ended December 31, 2024 and 2023, these related parties loaned a total of $42,555 and $36,300, respectively, to the Company. Also, during the years ended December 31, 2024 and 2023, the loans incurred interest expense totaling $35,137 and $30,535, respectively, and interest in the amount of $14,000 and $-0-, respectively, was paid. As of December 31, 2024 and 2023, the balance due to these related parties for these loans was principal of $314,230 and $271,675, respectively, and accrued interest of $131,474 and $110,338, respectively.

Beginning August 2017, the Company entered into an oral agreement to pay the Company’s president $500 per month as payment for use of his personal residence as the Company’s office and mailing address. The Company has recorded rent expense of $6,000 during each of the years ended December 31, 2024 and 2023 which is included in the selling, general and administrative expenses on the statements of operations. During the years ended December 31, 2024 and 2023 the Company paid $10,000 and $7,000 respectively. The amounts payable as of December 31, 2024 and 2023 were $5,500 and $9,500 respectively.

In March 2014, the Company issued a $40,000 convertible promissory note to an officer and director of the Company and a $15,000 convertible promissory note to another affiliated shareholder (the “Convertible Notes”). On October 11, 2022 this unaffiliated individual was appointed as a director of the Company. The Convertible Notes had a term of one year expiring March 2015, and are now payable on demand, and accrue interest at the rate of 12% per annum. The holders of the Convertible Notes, may, at their option, convert all or any portion of the outstanding principal balance of, and all accrued interest on the Convertible Notes into shares of the Company’s common stock, par value $0.001 per share, at a conversion rate of $1.00 per share. For the years ended December 31, 2024 and 2023 additional interest accrued on these Notes in the amount of $6,600 and $6,600, respectively. During the year ended December 31, 2019, $10,000 of accrued interest was converted into 5,000 shares of Preferred Stock. No principal has been paid on these Notes. As of December 31, 2024 and 2023, the balance due to these related parties for these Notes was principal of $55,000, and accrued interest of $61,081 and $54,481, respectively. (See Note 7)

SPIRITS TIME INTERNATIONAL, INC.

Notes to the Financial Statements

December 31, 2024 and 2023

NOTE 6 – CONVERTIBLE PROMISSORY NOTES

The Company has a collateralized convertible debt obligation with an unaffiliated entity outstanding at December 31, 2024 and 2023 as follows:

Note (A)	Principal		Less Debt Discount	Plus Premium	Net Note Balance	Accrued Interest

December 31, 2024	$290,000	(1)	$-	$-	$290,000	$98,903
December 31, 2023	$290,000	(1)	$-	$-	$290,000	$319,918

(1) Collateralized by the Company’s assets, including accounts receivable, cash and equivalents, inventory, property, equipment, intangibles. At December 31, 2024 and 2023, the Company’s assets consisted of cash and equivalents of $2,376 and $493 (respectively).

(A) On September 24, 2018 (the “Date of Issuance”) the Company issued a convertible promissory note (the “Note”) with a face value of $300,000, maturing on September 24, 2019, and a stated interest of 10% to a third-party investor. The default interest rate of 24% has been in effect since the September 24, 2019 maturity date lapsed. The note was convertible into a variable number of the Company's common stock, based on a conversion rate of 50% of the lowest trading price for the 25 days prior to conversion.

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

During the year ended December 31, 2023, $24,121 of accrued interest and $250 in conversion fees ($24,371 total) was converted into 137,300 shares of common stock.

On April 16, 2024, the Parties completed execution of an amendment to the Note (the “Amendment”). As of April 12, 2024 (the “Effective Date”), the parties stipulated that as of the Effective Date the total outstanding amount under the Note was $339,023.00, consisting of $290,000.00 of principal and $49,023.00 of accrued interest. The Parties also stipulated that beginning on the Effective Date, the monthly interest rate on the outstanding principal amount of the Note would be $5,800 per month. Per the terms of the Amendment, the Parties agreed that all outstanding amounts under the Note shall be exchanged into the securities issued by the Company in the next Qualified Offering (as defined in the Amendment) consummated by the Company after the Effective Date (the “Exchange”).

NOTE 7 – CONVERTIBLE NOTES AND LOANS PAYABLE – RELATED PARTIES

Convertible notes and loans payable – related parties consisted of the following:

	December 31, 2024	December 31, 2023
Loans payable to related parties, interest at 12% per annum, due on demand	$314,240	$271,675
Convertible notes payable to related parties, interest at 12% per annum, due on March 7, 2015 (in default), convertible into common stock at $1.00 per share	55,000	55,000
Total Convertible Notes and Loans Payable – Related Parties	369,240	326,675
Less: Current Portion	(369,240)	(326,675)
Long-Term Convertible Notes and Loans Payable – Related Parties	$-	$-

SPIRITS TIME INTERNATIONAL, INC.

Notes to the Financial Statements

December 31, 2024 and 2023

Accrued interest on the convertible notes and loans payable, related parties was $192,555 and $164,819 at December 31, 2024 and 2023, respectively. The Company did not record beneficial conversion feature elements on the related party convertible debt due to the conversion rate of $1.00 per share being greater than the fair market value of the underlying shares on the date of issuance.

NOTE 8 – NOTES PAYABLE

Notes payable consisted of the following:

	December 31, 2024	December 31, 2023
Note payable to an unrelated individual, interest at 12% per annum, issued August 1, 2018 due November 15, 2018 (in default), unsecured	$10,000	$10,000
Note payable to an unrelated individual, interest at 12% per annum, issued December 31, 2018 due December 31, 2019 (in default), unsecured	30,000	30,000
Note payable to an unrelated individual, interest at 12% per annum, issued May 1, 2020 due May 1, 2021 (in default), unsecured	5,000	5,000
Note payable to an unrelated individual, interest at 10% per annum, issued January 20, 2021 due January 20, 2022 (in default), unsecured	10,000	10,000
Note payable to an unrelated individual, interest at 8% per annum, issued March 18, 2022 due March 18, 2023 (in default), unsecured	10,000	10,000
Note payable to an unrelated entity, interest at 8% per annum, issued April 20, 2022 due April 20, 2023 (in default), unsecured	10,000	10,000
Note payable to an unrelated entity, interest at 10% per annum, issued April 18, 2023 due April 18, 2024 (in default), unsecured	8,000	8,000
Note payable to an unrelated entity, interest at 10% per annum, issued September 11, 2023 due September 11, 2024 (in default), unsecured	2,000	2,000
Note payable to an unrelated entity, interest at 10% per annum, issued February 2, 2024, due February 2, 2025, unsecured	25,000	-
Total Notes Payable	110,000	85,000
Less: Current Portion	(110,000)	(85,000)
Long-Term Notes Payable	$-	$-

Accrued interest and interest expense for these Notes as of and for the year ended December 31, 2024 totaled $42,642 and $11,275, respectively. Accrued interest and interest expense for these Notes as of and for the year ended December 31, 2023 totaled $31,367 and $8,624, respectively.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

Promissory Note Default

On April 25, 2019, the Company received a demand letter from the legal counsel representing the third-party investor holding Note (A) from Note 6 that stated, among other things, that the Company has defaulted on Note (A).

We communicated with the noteholder regarding these matters and were under advisement from our legal counsel that, although we had defaulted on Note (A) and as such are accruing the default interest of 24% as stated within Note (A), we are not otherwise in breach of Note (A).

On April 16, 2024, the parties completed execution of an amendment to the convertible promissory Note (the “Amendment”) effective as of April 12, 2024 (the “Effective Date”). Pursuant to the terms of the Amendment, the parties stipulated that as of the Effective Date, the total outstanding amount under the Note was $339,023.00, consisting of $290,000.00 of principal and $49,023.00 of accrued interest. The Parties also stipulated that beginning on the Effective Date, the monthly interest rate on the outstanding principal amount of the Note would be $5,800 per month. Per the terms of the Note, the Parties agreed that all outstanding amounts under the Note shall be exchanged into the securities issued by the Company in the next Qualified Offering (as defined in the Amendment) consummated by the Company after the Effective Date (the “Exchange”). The Exchange shall occur on the date that the Company consummates its next “Qualified Offering” defined as an offering where the Company raises $3,000,000 in subscriptions from the sale of its equity securities. Auctus would then receive an amount of the securities in the Qualified Offering equal to the amount that would have been received if the Auctus had subscribed to the Qualified Offering for an amount equal to the total outstanding amount under the Note as of time of the conversion. The shares are to be issued to Auctus pursuant to an exemption from registration under Section 3(a)(9) of the Securities Act, as amended.

SPIRITS TIME INTERNATIONAL, INC.

Notes to the Financial Statements

December 31, 2024 and 2023

The foregoing description of the Amendment does not purport to be complete and is qualified in its entirety by reference to the full text of the Amendment, attached as Exhibit 10.2 to the Current Report on Form 8-K filed April 22, 2024.

NOTE 10 – EQUITY TRANSACTIONS

Common Stock

The Company has authorized 140,000,000 shares of common stock with a par value of $0.001, and had 7,498,305 common shares issued and outstanding at December 31, 2024 and 2023.

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

On April 17, 2024, the Company issued 200,000 shares of Preferred Series A stock to unaffiliated individuals for services rendered to the Company. The shares were valued at $534,600, or approximately $2.67 per share. This amount is included in professional fees on the Statement of Operations for the year ended December 31, 2024. The Company had 650,000 shares of Series A Preferred issued and outstanding at December 31, 2024 and 450,000 shares outstanding at December 31, 2023.

The Company has also designated 50,000 shares as Series D Preferred Stock (“Series D”) with par value of $0.001. Each share of Series D participates in dividends and liquidation equal to common stock, is convertible into common stock at the option of the holder on a one-for-one basis and carries 10,000 common votes on any matter submitted to common stockholder vote. The Company had 5,000 shares of Series D issued and outstanding at December 31, 2024 and December 31, 2023.

NOTE 11 – SUBSEQUENT EVENTS

During the second quarter of 2025 the Company issued two promissory notes in the aggregate principal amount of $4,000 to two unaffiliated lenders. The Notes are due two years from the date of receipt of the principal sums and carry an interest rate of 10% per annum.

The Company and a lender negotiated and agreed to enter into a Loan Conversion Agreement dated July 31, 2025 (the “Conversion Agreement”), pursuant to which the entire outstanding principal and accrued interest of two loans, totaling $35,431.29 for Loan #1 and $102,439.70 for Loan #2, were converted into a total of 551,484 shares of the Company’s common stock at a conversion price of $0.25 per share, rounded to the nearest whole share.

